Form 10QSB
period 2000-06-30
HUDSONS GRILL INTERNATIONAL INC
filed 2000-08-22
CIK 1104254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

Commission file number 333-94797

HUDSON'S GRILL INTERNATIONAL, INC.

(Name of small business issuer in its charter)

Texas

(State or other jurisdiction of incorporation)

75-2738727

(IRS Employer Identification Number)

16970 Dallas Parkway, Suite 402, Dallas, Texas 75248

(Address of Principal Executive Offices)

Issuer's telephone number, including area code:

(972) 931-9237

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 6,656,986

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

See the attached statements at the end of this Form 10-QSB.

Item 2. Management Discussion and Analysis.

Material changes in the financial condition of the issuer and in the results of its operations since the end of its last fiscal year and its results from the comparable period in its last fiscal year include the following.

The issuer's cash and equivalents at June 30, 2000 ("Q2") were $8,777 as compared to $28,680 at December 31, 1999 ("FYE"). This reflects payments made to reduce the company's accounts payables. Its long term portion of note receivable at Q2 was $95,881 as compared to $119,397 at FYE. This reflects payments made to the company on its note receivables.

Accounts payable and accrued liabilities decreased at Q2 to $210,544 from $294,290 at FYE. On the other hand, advances from related parties increased to $108,110 at Q2 from $53,328 at FYE; this reflects the payment of debts owed to creditors while at the same time the company needed to obtain funds in the beginning of the year for its parent to keep an affiliated company open for business. The affiliated company has since been closed down by the parent company. Other long term liabilities decreased at Q2 to $47,372 from $65,335 at FYE, which reflects the company's continued progress in paying its creditors.

Material changes in the results of operations of Q2 compared to the second quarter of 1999 ("Q99") include the following. Franchising revenues from restaurants increased slightly from $64,212 in Q99 to $64,642 in Q2, while other income fell from $15,000 in Q99 to $1,549. General and Administrative expenses decreased from $95,760 in Q99 to $69,256 in Q2. Thus, income from operations increased somewhat from a loss of ($18,251) in Q99 to a loss of ($4,728) in Q2.

Other income (expense) decreased from income of $15,151 in Q99 to $12,594 in Q2, but the decrease did not offset the increase in income from operations, and thus, net income increased to $7,866 in Q2 from a loss of ($3,100) in Q99.

Thus, the Company had income of $7,866 ($ - per share) in Q2 as compared to a loss of ($3,100) (($ - ) per share) in Q99.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is named in a lawsuit that had been filed in California in 1999 against it by Michael Miller and Ralph Norwood, former franchisees of the Company, alleging breaches of their franchise agreement. Both individuals have since filed for protection under chapter 7 of the U.S. Bankruptcy Code. The Company believes the lawsuit was filed in an attempt to defend against a $386,000 judgment that the Company had obtained in Texas against both individuals. The Texas judgment currently is being collected in California in bankruptcy proceedings against Mr. Miller; however, at this time, the Company is unsure what it will collect, if anything, on its judgment against Mr. Miller. Neither trustee of the two bankruptcy estates has indicated any intention of pursuing the litigation against the Company, however, if either trustee decided to pursue the litigation, it would be more than offset by the Company's judgment against the bankrupt franchisees.

Item 2. Changes in Securities.

There were no changes in securities or in the rights of the holders of the registrant's securities during Q2. Since the end of Q2, the directors decided to issue 300,000 shares owed to David Osborn, as interim president, and also to issue an option to purchase at least 300,000 shares of stock to Mr. Osborn. This was to effectuate an understanding that the company had with Mr. Osborn in December 1999. The directors are also considering issuing options to the directors.

Item 3. Defaults Upon Senior Securities.

The registrant does not currently have any senior securities outstanding. Consequently, there are no defaults on senior securities.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during Q2.

Item 5. Other Information.

The registrant does not have any material new information since the effectiveness of its SB-1 registration statement on August 14, 2000.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibit Index. Following are the exhibits required under Item 601of Regulation S-B for Form 10-QSB:

Item 601 Exhibit No.	Description	Page Number
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession	n/a
(4)	Instruments Defining the Rights of Holders Including Indentures	n/a
(6)	No Exhibit Required.	n/a
(11)	Statement Re: Computation of Per Share Earnings	n/a1
(12)	No Exhibit Required.	n/a
(15)	Letter on Unaudited Interim Financial Information	n/a2
(18)	Letter on Change in Accounting Principles	n/a
(19)	Previously Unfiled Documents	n/a
(20)	Reports Furnished to Security Holders	n/a
(23)	Published Report Regarding Matters Submitted to Vote	n/a
(24)	Consent of Experts and Counsel	n/a
(25)	Power of Attorney	n/a
(27)	Financial Data Schedule	attached
(28)	Additional Exhibits	n/a

1 No explanation of the computation of per share earnings on both the primary and fully diluted basis is necessary because the computation can be clearly determined from the financial statements and the notes to the financial statements.

2 No reports on unaudited interim financial information have been prepared by the Company's independent accountants, and therefore, no letter is required from the Company's independent accountants.

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ending June 30, 2000, or shortly thereafter: none.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)

HUDSON'S GRILL

INTERNATIONAL, INC.

By: s/s David L. Osborn

David L. Osborn, Interim President

Date: August 21, 2000

BALANCE SHEET

June 30, 2000

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 8,777
Accounts receivable, net of allowance for doubtful accounts of $62,000	6,276
Current portion of note receivable	45,000
Prepaid expenses and other	10,454
Total current assets	70,507

PROPERTY AND EQUIPMENT, at cost:
Restaurant equipment	33,378
Furniture and fixtures	5,851
Total property and equipment	39,229
Less accumulated depreciation	(23,861)
Property and equipment, net	15,368

LONG-TERM PORTION OF NOTE RECEIVABLE	95,881

OTHER ASSETS, net	6,241
Total assets	$ 187,997

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	210,544
Advances, related parties	108,110
Total current liabilities	318,654

OTHER LONG-TERM LIABILITIES	47,372

DEFERRED INCOME	174,583

CONTINGENCIES (Notes 2 and 3)

SHAREHOLDERS' DEFICIT:
Class A common stock, no par value, 100,000,000 shares authorized, 6,656,986 shares issued and outstanding	118,545

Additional paid-in capital	54,000
Accumulated deficit	(525,157)
Total shareholders' deficit	(352,612)

Total liabilities and shareholders' deficit	$ 187,997

STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2000 (Unaudited)	1999 (Unaudited)	2000 (Unaudited)	1999 (Unaudited)
REVENUES:
Franchising revenues	$ 64,642	$ 64,212	$ 141,441	$ 104,200
Other	1,549	15,000	19,516	43,380
Total revenues	66,191	79,212	160,957	147,580

COST AND EXPENSES:
General and administrative	69,256	95,760	132,969	160,809
Depreciation and amortization	1,663	1,703	3,366	3,406
Total costs and expenses	70,919	97,463	136,335	164,215

Income (loss) from operations	(4,728)	(18,251)	24,622	(16,635)

OTHER INCOME (EXPENSE):
Gain on sale of assets	10,137	11,700	16,002	11,700
Interest expense	(1,859)	(400)	(2,717)	(538)
Interest income	4,316	3,851	8,508	8,250
Total other income (expense)	12,594	15,151	21,793	19,412

NET INCOME (LOSS)	$ 7,866	$ (3,100)	$ 46,415	$ 2,777

NET INCOME PER SHARE (basic and diluted)	$ -	$ -	$ .01	$ -

WEIGHTED AVERAGE SHARES OUTSTANDING	6,656,986	6,056,986	6,656,986	6,056,986

STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,	June 30,
	2000 (Unaudited)	1999 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 46,415	$ 2,777
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,366	3,406
Recognition of compensation expense	18,000	-
Changes in current assets and liabilities	(77,139)	7,600
Gain on sale of assets	(16,002)	(11,700)
Other	(25,170)	-
Net cash used in operating activities	(50,530)	2,083

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable principal payments	23,516	15,237
Other assets	1,040	1,291
Net cash provided by investing activities	24,556	16,528

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	54,782	6,496
Distributions to Parent and affiliate	(48,711)	-
Net cash (used in) provided by financing activities	6,071	6,496

NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,903)	25,107
CASH AND CASH EQUIVALENTS, beginning of period	28,680	19,771
CASH AND CASH EQUIVALENTS, end of period	$ 8,777	$ 44,878

1. Unaudited Information

The consolidated balance sheet as of June 30, 2000 and the consolidated statements of operations for the three and six month periods ended June 30, 2000 and 1999 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the consolidated financial position of the Company as of June 30, 2000 and the results of operations for the three and six months ended June 30, 2000 and 1999.

Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company's financial statements for the year ended December 31, 1999.

2. Continued Operations

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred recurring losses from operations and has a shareholders' deficit of $352,612, as of June 30, 2000. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company intends to continue to sell franchises in an attempt to improve operating results.

3. Contingency

As a result of its closure of two restaurants, the Parent has recorded an $83,000 liability for the settlement of a lawsuit by the landlord of one restaurant and is a party to a legal proceeding by the landlord of the other restaurant in connection with its obligations under a noncancelable lease agreement. In addition, the Parent is secondarily liable under other leases for restaurants it sold in prior years. None of these restaurants, lease agreements or obligations were transferred to or assumed by the Company. The Company, based upon consultation with its legal counsel, is of the opinion that the Parent's actual and contingent obligations with respect to these leases will not ultimately be attributable to the Company, but that if a creditor obtained a judgment against the Parent, the Parent's stock in the Company could be subject to attachment or execution by the creditor. Accordingly, the Company believes these matters will not have a material adverse effect on the Company's consolidated financial condition or results of operations, and no provision for any estimated loss is reflected in the accompanying consolidated financial statements.

**********