Form 10QSB
period 2000-09-30
HUDSONS GRILL INTERNATIONAL INC
filed 2000-11-21
CIK 1104254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

The issuer's cash and equivalents at September 30, 2000 ("Q3") were $30,620 as compared to $28,680 at December 31, 1999 ("FYE"). This reflects a $25,000 payment for an initial franchisee fee for a restaurant expected to open in December 2000 or January 2001. Its long term portion of note receivable at Q3 was $83,904 as compared to $119,397 at FYE. This reflects payments made to the company on its notes receivable.

Accounts payable and accrued liabilities decreased at Q3 to $201,901 from $294,290 at FYE. On the other hand, advances from related parties increased to $104,791 at Q3 from $53,328 at FYE; this reflects the payment of debts owed to creditors while at the same time the company needed to obtain funds in the beginning of the year for its parent to keep an affiliated company open for business. The affiliated company has since been closed down by the parent company. Other long term liabilities decreased at Q3 to $31,042 from $65,335 at FYE, which reflects the company's continued progress in paying its creditors.

Material changes in the results of operations of Q3 compared to the third quarter of 1999 ("Q99") include the following. Franchising revenues from restaurants increased slightly from $85,906 in Q99 to $98,600 in Q3, while other income remained about the same; it was $16,803 in Q99 and $16,330 in Q3. General and Administrative expenses decreased from $113,500 in Q99 to $73,831 in Q3. Thus, income from operations increased somewhat from a loss of ($12,494) in Q99 to income of $39,416 in Q3.

Other income (expense) decreased from income of $16,652 in Q99 to $10,520 in Q3, but the decrease did not offset the increase in income from operations, and thus, net income increased to $49,936 in Q3 from income of $4,158 in Q99.

Thus, the Company had income of $49,936 ($.01 per share) in Q3 as compared to income of $4,158 ($ - per share) in Q99.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not aware of any legal proceedings against it at this time that have not been settled or in the process of being settled for de minimus amounts..

Item 2. Changes in Securities.

There were no changes in securities or in the rights of the holders of the registrant's securities during Q3. Since the end of Q3, the directors decided to issue 300,000 shares owed to David Osborn, as interim president, and also to continue monthly grants of 100,000 options until 2001, at which time the Company will pay Mr. Osborn $1,000 per month and the grant of options will be reduced to 50,000 per month until such time as the Company can afford to pay Mr. Osborn $2,000 per month, when the monthly grant of options will become 25,000. The directors will be receiving 10,000 options to purchase shares for each month served as a director. The grants will be on the first of each month in which service was made. The exercise price for all of the foregoing options will be one (1) cent above the market price at the time of grant so that no expense will need to be accounted for by the Company.

Item 3. Defaults Upon Senior Securities.

The registrant does not currently have any senior securities outstanding. Consequently, there are no defaults on senior securities.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during Q3.

Item 5. Other Information.

The registrant does not have any material new information since the effectiveness of its SB-1 registration statement on August 14, 2000 or the last Form 10-QSB was filed.

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

(Registrant)

HUDSON'S GRILL

INTERNATIONAL, INC.

By: s/s David L. Osborn

David L. Osborn, Interim President

Date: November 20, 2000

BALANCE SHEET

ASSETS

September 30, 2000

(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$ 30,620
Accounts receivable, net of allowance for doubtful accounts of $62,000	8,431
Current portion of note receivable	45,000
Prepaid expenses and other	9,519
Total current assets	93,570

PROPERTY AND EQUIPMENT, at cost:
Restaurant equipment	33,378
Furniture and fixtures	5,851
Total property and equipment	39,229
Less accumulated depreciation	(25,544)
Property and equipment, net	13,685

LONG-TERM PORTION OF NOTE RECEIVABLE	83,904

OTHER ASSETS, net	6,221
Total assets	$ 197,380

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	201,901
Advances, related parties	104,791
Total current liabilities	306,692

OTHER LONG-TERM LIABILITIES	31,042

DEFERRED INCOME	163,329

CONTINGENCIES (Notes 2 and 3)

SHAREHOLDERS' DEFICIT:
Class A common stock, no par value, 100,000,000 shares authorized, 6,656,986 shares issued and outstanding	118,545
Additional paid-in capital	54,000
Accumulated deficit	(476,228)
Total shareholders' deficit	(303,683)
Total liabilities and shareholders' deficit	$ 197,380

STATEMENTS OF OPERATIONS

Three Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2000	1999	2000	1999
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES:
Franchising revenues	$ 98,600	$ 85,906	$ 240,041	$ 190,106
Other	16,330	16,803	35,846	60,183
Total revenues	114,930	102,709	275,887	250,289

COSTS AND EXPENSES:
General and administrative	73,831	113,500	206,800	274,309
Depreciation and amortization	1,683	1,703	5,049	5,109
Total costs and expenses	75,514	115,203	211,849	279,418

Income (loss) from operations	39,416	(12,494)	64,038	(29,129)

OTHER INCOME (EXPENSE):
Gain on sale of assets	8,157	13,218	24,153	24,918
Interest expense	(1,857)	(418)	(4,574)	(956)
Interest income	4,220	3,852	12,728	12,102
Total other income (expense)	10,520	16,652	32,307	36,064

NET INCOME	$ 49,936	$ 4,158	$ 96,345	$ 6,935

NET INCOME PER SHARE (basic and diluted)	.01	*	.01	*
WEIGHTED AVERAGE OUTSTANDING SHARES	6,656,986	6,056,986	6,656,986	6,056,986

*Less than $.01 per share

STATEMENTS OF CASH FLOWS

Nine Months Ended
	September 30, 2000	September 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 96,345	$ 6,935
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,049	5,109
Recognition of compensation expense	18,000	-
Changes in current assets and liabilities	(92,464)	(66,731)
Gain on sale of assets	(24,153)	(24,918)
Other	(39,142)	-

Net cash used in operating activities	(36,365)	(79,605)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable principal payments	35,493	34,449
Other assets	1,060	941

Net cash provided by investing activities	36,553	35,390

CASH FLOWS FROM FINANCING ACTIVITIES -
Advances from related parties	51,463	35,174
Distributions to Parent and affiliate	(49,711)	-

Net cash provided by financing activities	1,752	35,174

NET DECREASE IN CASH AND CASH EQUIVALENTS	1,940	(9,041)

CASH AND CASH EQUIVALENTS, beginning of period	28,680	19,771

CASH AND CASH EQUIVALENTS, end of period	$ 30,620	$ 10,730

NOTES TO FINANCIAL STATEMENTS

1. Unaudited Information

The consolidated balance sheet as of September 30, 2000 and the consolidated statements of operations for the three and nine month periods ended September 30, 2000 and 1999 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the consolidated financial position of the Company as of September 30, 2000 and the results of operations for the three and nine months ended September 30, 2000 and 1999.

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

2. Continued Operations

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred recurring losses from operations and has a shareholders' deficit of $303,683, as of September 30, 2000. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company intends to continue to sell franchises in an attempt to improve operating results.

3. Contingency

As a result of its closure of two restaurants, the Parent has recorded an $83,000 liability for the settlement of a lawsuit by the landlord of one restaurant and is a party to a legal proceeding by the landlord of the other restaurant in connection with its obligations under a noncancelable lease agreement. In addition, the Parent is secondarily liable under other leases for restaurants it sold in prior years. None of these restaurants, lease agreements or obligations were transferred to or assumed by the Company. Accordingly, the Company believes these matters will not have a material adverse effect on the Company's financial condition or results of operations, and no provision for any estimated loss is reflected in the accompanying financial statements.

**********