Form 10KSB
period 2000-12-31
HUDSONS GRILL INTERNATIONAL INC
filed 2001-04-19
CIK 1104254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

For the transition period from to

Commission file number 333-94797

HUDSON'S GRILL INTERNATIONAL, INC.

(Name of small business issuer in its charter)

_______Texas______________________________________75-2738727_______

(State or other jurisdiction of incorporation) (IRS Employer Identification Number)

16970 Dallas Parkway, Suite 402, Dallas, Texas 75248

(Address of Principal Executive Offices)

Issuer's telephone number, including area code:

(972) 931-9237

Securities registered under Section 12(b) of the Exchange Act:

_____None__________________________________None_____

(Title of each class) (Name of each exchange on which registered)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

(Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

[ ]

State issuer's revenues for its most recent fiscal year.

$307,495

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

There are currently no market makers in the issuer's stock, and thus, there is no average bid and asked available. The issuer has 6,956,986 shares outstanding; the market value of the voting stock is currently unknown.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

6,956,986

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on June 9, 2001, are incorporated by reference into Parts II and III.

PART I

ITEM 1. BUSINESS

Hudson's Grill International, Inc. (the "Company" or "Hudson's" or "Hudson's Grill"), was incorporated on October 30, 1997, in Texas, and assets were transferred to the Company on December 1, 1997, from its former parent, Hudson's Grill of America, Inc. ("HGA"). Currently, the Company franchises Hudson's Grill Restaurants.

Hudson's Grill Restaurants are full service restaurants which serve lunch and dinner and a wide range of alcoholic beverages. On December 31, 2000, there were eleven Hudson's Grill restaurants; all eleven were franchised, and two are recent. In April 1999, a franchisee opened a Hudson's Grill in Marquette, Michigan, and in December 2000, a franchisee opened a Hudson's Grill in Wausau, Wisconsin. The company's major focus is to expand the Hudson's Grill operations through franchising instead of through ownership. The Hudson's Grill restaurants are currently operating in California, Michigan, Wisconsin and Texas. The Company is still accepting franchises, but the franchise market and the restaurant market are very competitive. Many other franchisers have substantially more capital, thereby making it much more difficult to compete against them.

BRIEF SUMMARY OF MAJOR EVENTS OVER THE PAST THREE YEARS.

On December 18, 2000, Acceleration, LLC, a company associated with William W. Hall, formerly a Burger King franchisee, opened a Hudson's Grill in Wausau, Wisconsin. It is a free standing building that uses the new prototype developed over the past several years.

On April 19, 1999, Sharfe, LLC, a Michigan limited liability company and franchisee of the Company, opened a Hudson's Grill Restaurant in Marquette, Michigan. The restaurant is a free standing building, using the new prototype that was used for the Dallas, Texas, and Jackson, Michigan, locations, and is being operated by Frank and Jim Stabile.

In January 1999, Hudson's Grill of Richardson, Inc., a subsidiary of the Company's former parent, HGA, opened a Hudson's Grill Restaurant in northern Dallas, near Richardson, Texas, a suburb of Dallas. This new restaurant was the first restaurant to open that was affiliated with the Company and was not a restaurant associated with a franchisee. HGA closed the restaurant February 2000 because of continuing losses.

In January 1999, the Carrollton, Texas, franchisee decided to shut down the Hudson's Grill Restaurant in Carrollton. The location was on a month to month lease, and in the fall the owner of the franchisee had decided to return to California. Another franchisee, Burgers of Lancaster, Inc., a Lancaster, California, franchisee, closed in mid-January 1999. The owners of the Lancaster franchisee had been in bankruptcy.

In September 1998, a Company franchisee opened a Hudson's Grill in Jackson, Michigan.

In February 1998, the franchisee in Guatemala closed its Hudson's Grill restaurant in Guatemala City.

In August 1997, the franchisee of the Hudson's Grill located in Hurst, Texas, closed his restaurant. The franchisee had been in arrears with HGA, and HGA had notified the franchisee that HGA planned to terminate his franchise for non-payment of franchise fees. HGA subsequently terminated the franchise.

OPERATIONS AND RESTAURANT STYLE OF HUDSON'S.

Hudson's Grill is a full service, limited menu concept with alcoholic beverage service. The management teams work with the philosophy that the customer should be viewed as their "Guest." They stress quality of product and service, efficient flow of communications, integrity in job performance and strong employee morale. These restaurants range in size from 2,500 to 5,500 square feet. The decor package has the theme of a "Classic Grill of the 50's and 60's", with the front end of a Hudson's automobile coming through the wall as a main feature. Some restaurants are in free standing buildings, and some are located within in-line shopping centers. The average Hudson's Grill employs approximately forty employees, seventy percent of whom are part-time employees.

The restaurants have similar operations and offer similar food. The Company plans to expand by adding franchises. Since the restaurant industry is very competitive, the Company plans to attract loyal patrons by higher levels of service and more exacting specifications for its products.

HUDSON'S MENU.

Most Hudson's Grill Restaurants open at 11 a.m. and remain open until midnight, seven days a week, utilizing the same menu throughout all parts of the day. They specialize in 1/3 pound hamburgers with the beef patties produced to very exacting specifications. The menu also features an expanded chicken sandwich section using top quality chicken breasts and whole wheat buns. Also on the menu are salads, sandwiches, a variety of appetizers, fajitas, tacos, and handmade milkshakes and malts. Cocktails, beer and wine are also available with food. The full service restaurant concept utilizes booths and tables with waiters and waitresses serving the guests.

HUDSON'S RESTAURANT DEVELOPMENT.

The Company currently plans to expand only after paying off its current debts. Once the debts are paid, the Company plans to increase efforts to add franchisees, and only if the Company's cash flow will permit, it may entertain directly operating a Hudson's Grill. Once the debts are paid, the Company also intends to hire a full time president to run the Company.

HUDSON'S FRANCHISE AGREEMENTS.

The Company owns the trademark registrations for two "Hudson's Grill" logos and for the "Hudson's" name. It has also received registration of its "Burgers*Shakes*Rock'n Roll" mark. The Company has secured a permit from the California Department of Corporations to issue Hudson's Grill franchises in California and uses a Uniform Franchise Offering Circular where permitted. As of December 31, 2000, the Company had eleven franchised restaurants that were in operation. The current standard terms to franchise a restaurant are an initial fee of Thirty Five Thousand Dollars and a royalty of four percent of sales, and require that three percent of sales be used for advertising. For these payments, the Company is obligated to do the following: screen and train potential franchisees, review and approve sites, and provide an operations manual and assistance. The Company is not currently collecting the advertising fees since collective advertising does not make sense with the current franchisees because they are too far from each other.

EMPLOYEES AND UNIONS.

At December 31, 2000, the Company employed one person, who is the receptionist/administrative assistant/bookkeeper for the Company. The President works only part time, and hopefully, soon will also be paid some for the time he puts into the Company.

The Company is not a party to any collective bargaining agreements.

ITEM 2. PROPERTIES

At December 31, 2000, the Company was the primary lessee under leases for one property, which is its headquarters in Dallas, Texas. The headquarters lease is month-to- month. The Company shares office space with its largest shareholder. The office space is sufficient to meet the Company's current needs, and it expects that its needs will be satisfied with this space for the foreseeable future.

All of the Company's restaurant equipment is owned free and clear by the Company; whatever equipment it has is leased to franchisees. Currently, the Company has no real property and has no real estate related investments.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings at the current time. One of its former local attorneys in California has threatened to file a lawsuit to recover legal fees owed by the Company. The Company has been paying some amount toward the fees each month but has recently decided to stop those payments upon advice of local counsel, who hopes to negotiate a fair settlement of the issues surrounding the amount of fees that should be due.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION.

The Company's Common Stock, no par value, is not currently traded in a public market. The Company has requested that several market makers begin a market for its stock, and one market maker has begun the process of obtaining NASD approval to do so. Once trading begins, it will be over-the-counter market and should trade under the National Association of Security Dealers ("NASD") symbol "HGII." As of March 31, 2001, there were approximately 320 registered holders of record of the Company's Common Stock (this excludes shareholders whose stock is held by a nominee or in "street name," because a nominee or street name holder is counted as one registered shareholder even if a nominee is holding stock for many shareholders). Since there has been no market for its stock yet, the Company cannot provide a table that sets forth the reported high and low bid prices of the Common Stock for any periods regularly quoted by the NASD OTC Bulletin Board. The Company has received information that a market maker is attempting to establish a market in the Company's stock and has filed a Form 211 with the NASD to obtain authorization to do so. If and when a market develops, the Company will report this information in the future and the most likely market will be the NASD OTC Bulletin Board. Please note that the tables in the future will not reflect offer prices. Also, the over-the-counter market quotations will reflect inter-dealer prices, without retail mark-up, mark-down or commissions and will not necessarily represent actual transactions.
FISCAL YEAR ENDED DECEMBER 31, 2000	High	Low
First Quarter ended March 31, 2000	N/A	N/A
Second Quarter ended June 30, 2000	N/A	N/A
Third Quarter ended September 30, 2000	N/A	N/A
Fourth Quarter ended December 31, 2000	N/A	N/A

As of April 10, 2001, there was no closing bid price of the Common Stock. For the reasons stated above, there is currently no place where a stock quote can be obtained.

DIVIDENDS.

Common Stock

The Company has not paid cash dividends on its common stock, and the present policy of the Company's Board of Directors (the "Board") is to retain earnings attributable to common stock, pay off the Company's debts, and if and when earned, to provide funds for the operation and expansion of the Company's business. The Company does not expect to pay cash dividends on its common stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

For the year ended December 31, 2000, the Company had a net income of $112,781. This compares to a net loss of $92,813 for the year ended December 31, 1999. In 2000, $92,660 of the net income came from operations, while $20,121 came from other income. This compares with a loss from operations in 1999 of $101,322 and other income in 1999 of $8,509.

The Company has disposed of almost all of its direct and indirect restaurant operations and is solely in the franchising business.

REVENUES.

Franchise revenues increased due to the strong sales recorded from the Michigan franchisees and the opening of the new franchise in Wisconsin. Franchising revenues increased in 2000 to $307,495 from $208,769 for the year ended December 31, 1999.

COSTS AND EXPENSES.

Operating costs in 2000 were $214,835; this is a decrease from 1999, when operating costs were $310,091. The decrease is a result of a reduction in staff employees and from other reduced general and administrative expenses.

Interest expense has decreased significantly since the year ended December 31, 1999. The Company recorded interest expense of $11,498 for the year ended December 31, 2000; this compares with $37,289 for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES.

At December 31, 2000, the Company had a negative working capital of $239,117 as compared to December 31, 1999, when the Company had a negative working capital of $251,601.

Changes in its liquidity and capital will depend mostly on continuing royalty fees received from franchisees using the Company's trademark and restaurant concept. This in turn will be reflective of the general economies in the areas where Hudson's Grill restaurants are located.

The Company is currently allocating more of its cash flow to pay off accounts payable; it plans to continue to do so until all of its past due debts are essentially paid off. This may take the next several years to accomplish. The Company's cash balance of $21,054 at December 31, 2000, was $7,626 less than at the year ended December 31, 1999.

The effects of inflation on the Company are minimal; however, the recent raises in the minimum wage have affected franchisees and as a result the Company's franchisees raised the prices charged for various menu items. To the extent that the franchisees need to raise prices to offset extra costs (and are able to pass the increased costs onto customers), then the Company will have increased royalty fees. The Company expects that increases from inflation, however, will be minimal now and in the future.

The Company does not sustain much seasonal volatility in revenues since its franchisees are dispersed geographically and climactically. Additionally, it does not have any material commitments for capital expenditures and doesn't plan any in the foreseeable future.

ITEM 7. FINANCIAL STATEMENTS

Attached following Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

Incorporated by reference from the Proxy Statement (the "Proxy Statement") to shareholders relating to the annual meeting to be held June 9, 2001.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Incorporated by reference from the Proxy Statement.

ITEM 10. EXECUTIVE COMPENSATION

Incorporated by reference from the Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Proxy Statement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Financial Statements; Exhibits

Financial statements are incorporated by reference from Item 7, and are attached following this Item.

Independent Auditor's Report.

Balance Sheets at December 31, 2000 and 1999.

Statements of Operations for the year ended December 31, 2000 and period ended December 31, 1999.

Statement of Stockholders' Deficit for the year ended December 31, 2000 and the period ended December 31, 1999.

Statements of Cash Flows for the year ended December 31, 2000 and the period ended December 31, 1999.

Notes to Financial Statements.

There are no exhibits.

(b) Reports on Form 8-K

The Company filed no Form 8-K during the last quarter of the fiscal year ending December 31, 2000.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
(Registrant)	HUDSON'S GRILL INTERNATIONAL, INC. By: David Osborn, President

Date: April 16, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.
Signature	Title	Date
DAVID L. OSBORN	President	April 16, 2001
ROBERT W. FISCHER	Director	April 16, 2001
ANTHONY B. DUNCAN	Director	April 16, 2001

f\sec\010330.O01

INDEPENDENT AUDITOR'S REPORT

FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

HUDSON'S GRILL INTERNATIONAL, INC.

DECEMBER 31, 2000 AND 1999

HUDSON'S GRILL INTERNATIONAL, INC.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders

of Hudson's Grill International, Inc.

We have audited the accompanying balance sheet of Hudson's Grill International, Inc., as of December 31, 2000 and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hudson's Grill International, Inc. as of December 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As described in Note D, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2000, the Company's current liabilities exceeded its current assets by $239,117 and its total liabilities exceeded its total assets by $286,246. Additionally, the Company generated negative cash flow from operations of $44,514 during the year ended December 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Unless the Company obtains additional financing, it will not be able to meet its obligations as they come due and it will be unable to execute its long-term business plan. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KING GRIFFIN & ADAMSON P.C.

Dallas, Texas

March 13, 2001

INDEPENDENT AUDITOR'S REPORT

Board of Directors

Hudson's Grill International, Inc.

Dallas, Texas

We have audited the accompanying balance sheet of Hudson's Grill International, Inc. as of December 31, 1999, and the related statement of operations, shareholders' deficit, and cash flows for the fiscal year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hudson's Grill International, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the period ended December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D to the financial statements, the Company has suffered recurring losses from operations and currently has a shareholders' deficit, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hein + Associates llp

April 3, 2000

Dallas, Texas

HUDSON'S GRILL INTERNATIONAL, INC.

BALANCE SHEETS

ASSETS

	December 31,
	___2000___	___1999___
CURRENT ASSETS
Cash	$21,054	$28,680
Accounts receivable, net of allowance for doubtful accounts of $0 and $62,000, in 2000 and 1999, respectively	16,080	8,887
Long-term receivable, current portion	26,476	45,000
Other current assets	10,697	13,450
Total current assets	74,307	96,017

PROPERTY AND EQUIPMENT
Furniture and office equipment	15,813	15,813
Restaurant furniture and equipment	23,416	23,416
Total property and equipment	39,229	39,229
Accumulated depreciation	(27,227)	(20,495)
Net property and equipment	12,002	18,734

LONG-TERM RECEIVABLE, LESS CURRENT PORTION	98,999	119,397

OTHER ASSETS	_______-	7,281

TOTAL ASSETS	$185,308	241,429

The accompanying notes are an integral part of these financial statements	5

HUDSON'S GRILL INTERNATIONAL, INC.

BALANCE SHEETS - Continued

LIABILITIES AND STOCKHOLDERS' DEFICIT

	December 31,
	___2000___	___1999___
CURRENT LIABILITIES
Bank overdraft	$ 2,874	$ -
Bank loans	16,982	-
Line of credit	17,959	-
Loans payable	45,000	-
Accounts payable	58,752	147,896
Accounts payable - related party	119,612	-
Accrued liabilities	35,055	146,394
Advances from related parties	17,190	53,328
Total current liabilities	313,424	347,618

DEFERRED REVENUE	158,130	196,792

OTHER LONG-TERM LIABILITIES	______-	65,335
Total liabilities	471,554	609,745

COMMITMENTS AND CONTINGENCIES (Note F)

STOCKHOLDERS' DEFICIT
Common stock, Class A, no par value; 100,000,000 shares authorized, 6,656,986 shares issued and outstanding	118,545	118,545
Common stock, Class B, no par value; 15,000,000 shares authorized, no shares issued and outstanding	-	-
Additional paid-in capital	5,289	54,000
Accumulated deficit	(410,080)	(522,861)
Deferred compensation	_______-	(18,000)

Total stockholders' deficit	(286,246)	(368,316)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$185,308	$241,429

The accompanying notes are an integral part of these financial statements	6

HUDSON'S GRILL INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

Year ended December 31, 2000 and period ended December 31, 1999

	December 31,
	___2000___	___1999___
REVENUE	$307,495	$208,769

OPERATING COSTS	(214,835)	(310,091)
Income (loss) from operations	92,660	(101,322)

OTHER INCOME (EXPENSE)
Income from sale of assets	26,487	30,407
Interest income	15,934	15,391
Interest expense	(11,498)	(37,289)
Other expense	(10,802)	_______-
Total other income (expense), net	20,121	8,509

Income (loss) before income taxes	112,781	(92,813)
Income taxes	_______-	_______-

NET INCOME (LOSS)	$112,781	$(92,813)

Income (loss) per common share:
Basic and diluted	$ 0.02	$ (0.02)

Weighted average common shares outstanding
Basic	6,656,986	6,132,000
Diluted	7,376,986	6,132,000

The accompanying notes are an integral part of these financial statements	7

HUDSON'S GRILL INTERNATIONAL, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

Year ended December 31, 2000 and the period ended December 31, 1999

	Common Stock		Additional	Accumulated	Receivables due from Parent	Deferred
	Shares	Amount	Paid-in Capital	Deficit	and Affiliates	Compensation	Total
Balance, January 3, 1999	6,056,986	$118,545	-	$(222,745)	$(112,925)	$ -	$(217,125)
Common stock issued to creditors for forbearance	-	-	36,000	-	-	-	36,000
Common stock issued to officer for compensation	-	-	18,000	-	-	(18,000)	-
Advances to Parent and an affiliate	-	-	-	-	(94,378)	-	(94,378)
Receivable from Parent and affiliate charged to accumulated deficit	-	-	-	(207,303)	207,303	-	-
Stock dividend to Parent	600,000	-	-	-	-	-	-
Net loss	_______-	_______-	_______-	(92,813)	________-	________-	(92,813)
Balance, December 31, 1999	6,656,986	118,545	54,000	(522,861)	-	(18,000)	(368,316)
Compensation expense	-	-	-	-	-	18,000	18,000
Liabilities assumed from Parent	-	-	(48,711)	-	-	-	(48,711)
Net income	_______-	_______-	_______-	112,781	_________-	__________-	112,781
Balance, December 31, 2000	6,656,986	$118,545	$5,289	$(410,080)	$ -	$ -	$(286,246)

The accompanying notes are an integral part of these financial statements	8

HUDSON'S GRILL INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

Year ended December 31, 2000 and period ended December 31, 1999

	December 31,
	___ 2000___	___1999___
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$112,781	$(92,813)
Non cash charges included in operations
Depreciation	6,732	6,812
Recognition of deferred compensation expense	18,000	-
Write off of accrued liabilities	(65,335)	-
Amortization of deferred revenue	(12,175)	-
Amortization of gain on sale on assets	(26,487)	(30,407)
Stock issuance for debt forbearance	-	36,000
(Increase) decrease in assets
Accounts receivable	(7,193)	1,106
Other assets	2,753	2,176
Other long-term assets	7,281	5,233
Increase (decrease) in liabilities
Accounts payable	(89,144)	32,201
Accounts payable - related party	119,612	-
Accrued liabilities	(111,339)	70,168
Net cash (used) provided by operating activities	(44,514)	30,476

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to Parent and affiliates	-	(94,378)
Repayment of notes receivable	38,922	30,474
Net cash generated (used) by financing activities	38,922	(63,904)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings	34,104	-
Repayments of advances from related parties	(36,138)	42,337
Net cash (used) provided by financing activities	(2,034)	42,337

Increase (decrease) in cash	(7,626)	8,909
Cash at beginning of period	28,680	19,771

CASH AT END OF PERIOD	$ 21,054	$ 28,680

SUPPLEMENTAL DISCLOSURES
Cash flow information:
Interest paid	$1,078	$1,290

NON CASH FINANCING ACTIVITIES
Assumption of debt from Parent	$48,711	$ -

The accompanying notes are an integral part of these financial statements	9

NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

Hudson's Grill International, Inc. (the "Company" or "HGI") owns the franchise rights to the full restaurant concept Hudson's Grill. The Company provides management and support services under franchise agreements to independently owned and operated restaurants in Texas, California, Michigan and Wisconsin.

Background

The Company was incorporated in the State of Texas on October 30, 1997. On December 1, 1997 the Company became a wholly owned subsidiary of Hudson's Grill of America, Inc. ("HGAI" or "Parent"), a public company, and at that time HGAI transferred certain franchise rights and agreements to the Company. On August 15, 2000 HGAI registered the Company's stock and distributed 100% of the Company's shares to the stockholders of HGAI.

Year-end

Effective in 1999, the Company changed its fiscal year to a calendar year and its year-end to December 31. Previously the Company had operated on a 52 week fiscal year.

Cash and Cash Equivalents

Cash consists of bank and money market accounts with financial institutions. The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. The Company provides for depreciation of its office furniture and equipment and restaurant equipment using the straight line method over the estimated useful lives of the depreciable assets ranging from five to eight years. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. Restaurant furniture and equipment held by the Company with a cost of $23,416 has been leased to a franchisee. Lease income is based on 4% of monthly restaurant revenues, with no minimum payment. Accumulated depreciation on the office furniture and equipment and restaurant equipment is $15,614 and $11,709, respectively at December 31, 2000 and 1999. Income from the lease of equipment was $14,387 and $28,081 for the years ended December 31, 2000 and 1999, respectively. This lease has been accounted for as an operating lease by the Company since the lease does not meet the necessary criteria to be recorded as a direct financing or sales-type lease. Accordingly, these assets are included in the accompanying balance sheets.

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets are reviewed when events or changes in circumstances indicate that their carrying value may not be recoverable. There was no impairment of the value of such assets for the years ended December 31, 2000 or 1999.

NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Deferred income taxes, if significant, are provided for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method, as prescribed by SFAS 109, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. Under the asset and liability method, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the payable or refund for the period plus or minus the change during the period in deferred tax assets and liabilities.

In prior years, the Company was taxed as part of a consolidated group, and the income tax amounts represented in these financial statements for the year ended December 31, 1999 are an estimate of the Company's share of these transactions. Beginning in August 2000, the Company began to be taxed on a stand-alone basis.

Loss per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding for the period. Common stock equivalents are excluded from the computation if such inclusion would have an anti-dilutive effect.

Use of Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.

Reclassifications

Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

NOTE B - FRANCHISE ACTIVITIES

Under the terms of the standard franchise agreement, the franchisee is obligated to pay an initial franchise fee of $25,000 and a weekly royalty fee of 4% of gross revenue. Each franchisee must spend at least 3% of gross revenues on marketing, including a 1% contribution to the Company's marketing fund, where applicable. The Company is obligated to provide initial training and support, continuing management assistance, administration of advertising and sales promotion programs and establishment and monitoring of the marketing fund. During 2000 and 1999, the Company has received no contributions toward the marketing fund nor has the marketing fund been maintained.

Initial franchise fees and area franchise fees are recognized as revenue when all material conditions relating to sale have been substantially completed. Monthly franchise fees are recorded as revenue when they are earned and become receivable. One franchisee agreed to pay a higher initial franchise fee in return for a reduced monthly franchise fee. In this circumstance, the Company recognized the additional up-front fee as deferred income, which is being amortized over a period of 10 years.

During the year ended December 31, 2000, the Company added a new franchisee in Wisconsin. The franchisee paid $30,000 to obtain the rights to develop three restaurants in Wisconsin and $25,000 to open the first of these, which was opened in December 2000.

Franchise revenue consisted of the following for the years ended December 31, 2000 and 1999:
	___2000___	___1999___
Amortization of initial franchise fees	$38,662	$-
Monthly franchise fees, including equipment lease income	268,833	208,769
Total franchise revenue	$307,495	$208,769

Deferred revenue consisted of the following for the years ended December 31, 2000 and 1999:
	___2000___	___1999___
Deferred revenue - January 1	$196,792	$231,852
Amortization of franchise fees during the year	(38,662)	(35,060)
Deferred revenue - December 31	$158,130	$196,792

NOTE C - SALE OF ASSETS

Prior to the distribution as described in Note A, the Company's Parent sold a restaurant in 1996 for $386,000 and agreed to receive payment over a 6 year period. The proceeds of sale were recognized as deferred gain. Revenue is recognized on an installment basis. The receivable is unsecured and bears interest at the prime rate plus 2%.

NOTE C - SALE OF ASSETS (Continued)

The sale of assets is reflected in the following balances in the accompanying balance sheets:
	Years ended December 31,
	___2000___	___1999___

Deferred gain on sale - beginning of year	$110,737	$145,797
Gain on sale recognized during the year	(26,487)	(35,060)

Deferred gain on sale - end of year	$84,250	$110,737

Receivable balance	$125,475	$164,397

Less current portion	26,476	45,000

Long term receivable	$98,999	$119,397

NOTE D - GOING CONCERN

These financial statements have been prepared on the assumption that the Company will continue as a going concern. Current liabilities at December 31, 2000 of $313,424 exceed current assets of $74,307. Total liabilities at December 31, 2000 of $471,554 exceed total assets of $185,308. Additionally, the Company generated negative cash flows from operations totaling $44,514 during the year ended December 31, 2000. The Company's continued existence depends upon the success of management's efforts to meet the Company's obligations as they come due. There can be no degree of assurance given that the Company will be successful in these efforts.

The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

NOTE E - PAYABLES

During February 2000, the Company assumed $48,711 of liabilities of the Parent.

Bank and other loans at December 31, 2000 are as follows:

During February 2000, the Company assumed the bank credit card debt of a former employee. This loan is unsecured and bears interest at 17.65%. At December 31, 2000 the balance outstanding on the loan is $14,707. Principal and interest payments are due on demand.

During February 2000, the Company also assumed the bank credit card debt of another former employee. This loan is unsecured and bears interest at 17.00%. At December 31, 2000 the balance outstanding on the loan is $2,275. Principal and interest payments are due on demand.

NOTE E - PAYABLES (Continued)

During February 2000, the Company assumed a loan with a financial institution of a former employee of the Parent. This loan is unsecured and bears interest at 17.00%. At December 31, 2000 the balance outstanding on the loan is $45,000. Principal and interest payments are due on demand.

During December 2000, the Company obtained a revolving credit obligation with a financial institution which provides for borrowings of up to $30,000. This loan is secured by the personal guarantee of the President of the Company and bears interest at 15.50%. Principal and interest payments are due on demand.

The Company has unpaid payroll taxes relating to the year ended December 31, 1999 totaling $6,442. Until the balance of the taxes outstanding is settled, the Company's assets are subject to Federal lien.

NOTE F - COMMITMENTS AND CONTINGENCIES

The Company leases its office space from a related party on a month-to-month basis (See Note I). Rent expense for the years ended December 31, 2000 and 1999 was $21,117 and $22,812, respectively.

The Company's Parent is involved in litigation in connection with two franchisees that have discontinued operations. There is only a remote likelihood of the Company incurring any liability in this matter and accordingly, no related costs have been accrued in these financial statements.

HGAI was, in most cases, party to the leases entered into by franchisees during the period in which it owned the franchise rights to Hudson's Grill. None of these restaurants' lease obligations were transferred to or assumed by the Company when its stock was registered in August 2000. The Company, based on consultation with legal counsel, is of the opinion that it will not be subject to any liability with respect to leases entered into by HGAI. HGAI lacks financial resources and has substantial contingent obligations. HGAI's creditor's, to the extent that they can obtain judgements against HGAI in excess of the liquidated assets of HGAI, could argue for the return of assets formerly held by HGAI. This could include any or all of the stock of the Company formerly held by HGAI.

The Company believes that these matters will not have a materially adverse effect on the Company's financial position and no provision for any estimated loss is reflected in the accompanying financial statements.

NOTE G - INCOME TAXES

Income taxes at December 31, 2000 and 1999 consist of the following:
	___2000___	___1999___
Current deferred tax asset	$-	$38,000
Current deferred tax liability	-	-
Valuation allowance for current deferred tax asset	_______-	(38,000)
Net current deferred tax asset	$-	$-

Non-current deferred tax asset	83,556	125,000
Non-current deferred tax liability	(57,118)	-
Valuation allowance for non-current deferred tax asset	(26,438)	(125,000)
Net non-current deferred tax asset	$ -	$ -

The current deferred tax asset at December 31, 1999 results primarily from differences in contingency and valuation reserves for financial and federal income tax reporting purposes. The non-current deferred tax asset results primarily from the net operating losses applicable to the Company. The non-current deferred tax liability results primarily from income that has been recorded for book purposes but which will be taxed in future periods. A valuation allowance has been established against the net deferred tax assets due to the uncertainty of the Company's ability to generate sufficient future taxable income. Net operating losses of approximately $226,000 are available to offset future taxable income and expire through 2019.

The effective income tax rate varies from the statutory rate for the years ended December 31, 2000 and 1999 as follows:
	___2000___	___1999___
Federal income tax at statutory rate	34%	(34%)
Stock based compensation	5.43%	-
Change in valuation allowance	(41.17%)	34%
Other	1.74%	_____-
	0%	0%

NOTE H - STOCK OPTIONS

During the year ended December 31, 2000, the Company issued stock options to its president and directors as compensation for services provided to the Company (see also Note I). All options vest immediately. At December 31, 2000 there were a total of 1,440,000 options outstanding.

NOTE H - STOCK OPTIONS (Continued)

The following is a summary of stock options issued for compensation to employees:
	Options	Weighted Average Exercise Price
Outstanding at 12/31/99	-	$ -
Granted	1,440,000	0.10
Exercised	-	-
Forfeited	________-	-

Outstanding at 12/31/00	1,440,000	0.10

The fair value of each option grant is estimated on the date of grant based on the fair value of the services provided. The weighted average fair value of options granted during 2000 was $0.05 per share.

The following table summarizes information about options outstanding at December 31, 2000:
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number .Exercisable	Weighted Avg Exercisable Price
$0.10	1,440,000	6.7 years	$0.10	1,440,000	$0.10

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), in accounting for its compensatory options. The options granted in 2000 have exercise prices which approximate or exceed fair value and, accordingly, no compensation cost has been recognized for its compensatory stock options in these financial statements. Had compensation cost for the Company's stock options been determined consistent with FASB No. 123, "Accounting for Stock Based Compensation", the Company's net income and net income per share for the year ended December 31, 2000 would not have been significantly different from the net profit shown on the Statement of Operations.

NOTE I - RELATED PARTY TRANSACTIONS

During 2000 the Company entered into an employment agreement with the President of the Company. The terms of the agreement stated that the Company would grant the interim President 100,000 stock options per month in lieu of salary and in the event of his receiving a salary of $2,000 per month this allocation would be reduced to 50,000 shares per month. The Company also agreed to grant 10,000 stock options per month to each of the two directors of the Company, as compensation for services as directors. During 2000 the Company granted options to purchase 240,000 shares of its common stock to the directors of the Company as compensation for services, and 1,200,000 to the President of the Company. All options were granted at $0.10 per share (fair value at the date of grant).

NOTE I - RELATED PARTY TRANSACTIONS (Continued)

A law firm associated with a director of the Company provides legal services to the Company. During the years ended December 31, 2000 and 1999 the cost of these services to the Company amounted to $120,000 and $61,000, respectively. At December 31, 2000 and 1999 the unpaid balance of these expenses were $109,652 and $85,000, respectively. These amounts are included in accounts payable - related party in the accompanying balance sheets.

The Company rents its office space from a firm in which the president of the Company and a director of the Company are partners. The related cost of renting this office space was $21,117 and $22,812, respectively for the years ended December 31, 2000 and 1999. At December 31, 2000, an amount of $9,960 of rent expense remains unpaid to this firm, and is included in accounts payable - related parties in the accompanying balance sheet.

One of the directors of the Company is also a franchisee of two restaurants. As part of an agreement with HGI these restaurants pay no monthly franchise fee to the Company. Additionally, during 1999 the Company charged $207,303 to the accumulated deficit in respect of cash loans to the Parent which were deemed uncollectible at December 31, 1999.

Advances from related parties are amounts due to an organization owned by a director of the Company, for expenses paid on the Company's behalf.

NOTE J - STOCKHOLDERS' DEFICIT

During November 1999, the Parent issued 600,000 shares of common stock to a business that was owned by directors of the Company, in return for forebearance on collecting monies owed by the Company. The estimated value of the shares issued was $36,000.

In December 1999, the Company made a commitment to issue 300,000 shares of common stock to its former president as compensation for services to be provided from December 1, 1999 through May 31, 2000 as interim Company president. The estimated value of the shares was $18,000. These shares were issued during 2001.

During 2000, the Company assumed liabilities owed by the parent company (HGAI) to its creditors. This transaction has been treated as a distribution to shareholders in the statement of stockholders' deficit. These balances aggregated $48,711 at the time of assumption.

Common stock of the Company has a stated value of $0.01 per share.

NOTE K - CONCENTRATIONS OF CREDIT RISK

In the normal course of business, the Company extends unsecured credit to franchisees. In addition, in 1996 the Company's parent sold a restaurant and took an unsecured note receivable as consideration. The income from the sale has been amortized over the life of the note and at December 31, 2000, the balance of the note and the related deferred income are $125,475 and $84,250 respectively. The Company's note receivable and accounts receivable are subject to potential credit risk. The maximum exposure assuming non-performance by the debtors is the amount shown on the balance sheet at the date of non-performance. The Company believes that an adequate allowance for uncollectible accounts has been established. The allowance for uncollectible accounts is continually monitored, and adjustments are made as necessary.

NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amounts of financial assets and liabilities at December 31, 2000 and 1999 approximate fair value based on the Company's incremental borrowing rate or due to the relatively short period of time between origination of the instruments and their expected realization. Cash, accounts receivable, notes receivable, accounts payable, and other liabilities are carried at amounts that reasonably approximate their fair values.

NOTE M - SUBSEQUENT EVENTS

For the period from January 1, 2001 through the date of this report, as compensation for services rendered in 2001, the Company issued 200,000 options to acquire common stock to the President of the Company and 40,000 options to acquire common stock to other directors of the Company.

In January 2001, the Company received a judgement in respect of assets previously written off. The judgement and subsequent agreed settlement provided for $110,000 to be paid by the defendant to the Company. The first payment on the settlement of $5,353, net of legal fees and related costs was received in January 2001. Thirty-six future payments of $3,000 per month have been established, and are to begin in February 2001. No income related to the settlement has been recorded in the accompanying statements of operations.

In February 2001, 300,000 shares of the Company were issued to the President as part of an agreement entered into during 1999. (See Note J)