Form 10QSB
period 2001-03-31
HUDSONS GRILL INTERNATIONAL INC
filed 2001-05-16
CIK 1104254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

6,956,986 shares of Class A Common Stock

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

See the attached statements at the end of this Form 10-QSB.

Item 2. Management Discussion and Analysis or Plan of Operation.

Material changes in the financial condition of the issuer and in the results of its operations since the end of its last fiscal year and its results from the comparable period in its last fiscal year include the following.

The issuer's cash decreased to $15,962 at Q1 from $21,054 at FYE. Its other assets at March 31, 2001 ("Q1") were about the same when compared to December 31, 2000 ("FYE").

Accounts payable decreased at Q1 to $47,526 from $58,752 at FYE. Accrued liabilities decreased at Q1 to $25,051 from $35,055 at FYE. The issuer's other liabilities at March 31, 2001 ("Q1") were about the same when compared to December 31, 2000 ("FYE"). The decreases resulted from debts being paid off from profits earned by the issuer during Q1.

Material changes in the results of operations of Q1 compared to the first quarter of 2000 ("Q00") include the following. Interest expense decreased in Q1 to $1,712 from $36,858 in Q00. The issuer's revenue and its other expenses during Q1 were about the same when compared to Q00. Thus, as a result of the decrease in interest expense, income before income taxes and net income increased substantially from a loss of ($4,785) in Q00 to net income of $23,716 in Q1.

Income (loss) per common share (both basic and diluted) was 0.00 for both Q1 and Q00.

Changes in its liquidity and capital will depend mostly on continuing royalty fees received from franchisees using the issuer's trademark and restaurant concept. This in turn will be reflective of the general economies in the areas where Hudson's Grill restaurants are located. The issuer does not currently plan to raise any capital or borrow funds to meet liquidity needs, and thus, will rely solely on cash flows from operations.

The issuer is currently allocating most of its cash flow to pay off accounts payable; it plans to continue to do so until all of its past due debts are essentially paid off. This may take the next several years to accomplish. The Company's cash balance of $15,962 at March 31, 2001, was $5,092 less than at the year ended December 31, 2000.

The issuer does not sustain much seasonal volatility in revenues since its franchisees are dispersed geographically and climactically. Additionally, it does not have any material commitments for capital expenditures and doesn't plan any in the foreseeable future. The issuer has reported in an 8-K filing with the Securities and Exchange Commission that its Wausau, Wisconsin, franchisee sustained fire damage that will keep it closed for about two months, resulting in decreased revenue from that franchisee for the time period it is closed.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The registrant incorporates by reference its response in its Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2001, and accepted by the Commission on April 19, 2001.

Item 2. Changes in Securities.

There was an increase in securities and in the rights of the holders of the registrant's securities during Q1. David Osborn was issued 300,000 shares of common stock; this was done to satisfy the issuer's obligation under an agreement with Mr. Osborn made in December 1999 when Mr. Osborn agreed to stay on as interim president of the issuer. Additionally, the directors continued to receive each month options to purchase 10,000 shares of the issuer's stock, exercisable at $.10 per share, and the president continued to receive options for 100,000 shares if not paid any cash compensation, for 50,000 shares if paid $1,000 per month, and for 25,000 shares if paid $2,000 per month. The president received options for 200,000 shares in Q1, and the directors, as a group, received options for 60,000 shares in Q1.

Item 3. Defaults Upon Senior Securities.

The registrant does not currently have any senior securities outstanding. Consequently, there are no defaults on senior securities.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during Q1.

Item 5. Other Information.

The registrant does not have any material new information that has not already been disclosed in Forms 8-K, 10-QSB and 10-KSB filed since April 16, 2001.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibit Index. Following are the exhibits required under Item 601 of Regulation S-B for Form 10-QSB:

Exhibit No.	Description	Page Number

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession	n/a
(4)	Instruments Defining the Rights of Holders Including Indentures	n/a
(6)	No Exhibit Required	n/a
(11)	Statement Re: Computation of Per Share Earnings	n/a1
(12)	No Exhibit Required	n/a
(15)	Letter on Unaudited Interim Financial Information	n/a2
(18)	Letter on Change in Accounting Principles	n/a
(19)	Previously Unfiled Documents	n/a
(20)	Reports Furnished to Security Holders	n/a
(23)	Published Report Regarding Matters Submitted to Vote	n/a
(24)	Consent of Experts and Counsel	n/a
(25)	Power of Attorney	n/a
(27)	Financial Data Schedule	n/a
(28)	Additional Exhibits	n/a

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

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ending March 31, 2001, or shortly thereafter:

1. Form 8-K filed May 4, 2001. The issuer announced that Wien Securities Corp. would make a market in the NASD's over the counter bulletin board for the issuer's Class A Common Stock, and that a fire had closed down the issuer's franchisee in Wausau, Wisconsin, which franchisee hopes to re-open in several months.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) HUDSON'S GRILL INTERNATIONAL, INC. By: s/s David L. Osborn David L. Osborn, President Date: May 15, 2001

f\sec\o01.010331

HUDSON'S GRILL INTERNATIONAL, INC.

BALANCE SHEETS

ASSETS

	(Unaudited) March 31, 2001	December 31, 2000
CURRENT ASSETS
Cash	$ 15,962	$ 21,054
Accounts receivable	16,869	16,080
Long-term receivable, current portion	27,176	26,476
Other current assets	8,746	10,697
Total current assets	68,753	74,307

PROPERTY AND EQUIPMENT
Furniture and office equipment	15,813	15,813
Restaurant furniture and equipment	23,416	23,416
Total property and equipment	39,229	39,229
Accumulated depreciation	(28,910)	(27,227)
Net property and equipment	10,319	12,002

LONG-TERM RECEIVABLE, LESS CURRENT PORTION	94,660	98,999

TOTAL ASSETS	$ 173,732	$ 185,308

HUDSON'S GRILL INTERNATIONAL, INC.

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' DEFICIT

	(Unaudited) March 31, 2001	December 31, 2000
CURRENT LIABILITIES
Bank overdraft	$ -	$ 2,874
Bank loans	16,192	16,982
Line of credit	16,902	17,959
Loans payable	45,000	45,000
Accounts payable	47,526	58,752
Accounts payable - related party	115,612	119,612
Accrued liabilities	25,051	35,055
Advances from related parties	17,190	17,190
Total current liabilities	283,473	313,424

DEFERRED REVENUE	152,789	158,130

Total liabilities	436,262	471,554

STOCKHOLDERS' DEFICIT
Common stock, Class A, no par value; 100,000,000 shares
authorized, 6,956,986 and 6,656,986 shares issued and
outstanding at March 31, 2001 (unaudited) and
December 31, 2000, respectively	118,545	118,545
Common stock, Class B, no par value; 15,000,000 shares
authorized, no shares issued and outstanding	-	-
Additional paid-in capital	5,289	5,289
Accumulated deficit	(386,364)	(410,080)

Total stockholders' deficit	(262,530)	(286,246)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 173,732	$ 185,308

HUDSON'S GRILL INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(Unaudited)
	Three Months Ended March 31,
	2001	2000

REVENUE	$ 91,954	$ 90,269

OPERATING COSTS	71,833	68,253
Income from operations	20,121	22,016

OTHER INCOME (EXPENSE)
Income from sale of assets	2,422	5,865
Interest income	2,885	4,192
Interest expense	(1,712)	(36,858)
Total other income (expense), net	3,595	(26,801)

Income (loss) before income taxes	23,716	(4,785)
Income taxes	-	-

NET INCOME (LOSS)	$ 23,716	$ (4,785)

Income (loss) per common share:
Basic and diluted	$ -	$ -

Weighted average common shares outstanding
Basic and diluted	6,854,788	6,656,986

HUDSON'S GRILL INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)
	Three Months Ended March 31,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 23,716	$ (4,785)
Non cash charges included in operations
Depreciation	1,683	1,683
Write off of accrued liabilities	-	(1,633)
Amortization of deferred revenue	(2,865)	(3,104)
Amortization of gain on sale on assets	(2,476)	(5,865)
Stock issuance for debt forbearance	-	36,000
(Increase) decrease in assets
Accounts receivable	(789)	(45,206)
Other assets	1,951	957
Other long-term assets	-	18
Increase (decrease) in liabilities
Accounts payable	(11,226)	(111,405)
Accounts payable - related party	(4,000)	107,898
Accrued liabilities	(10,004)	(30,964)
Net cash used by operating activities	(4,010)	(56,406)

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of notes receivable	3,639	8,619
Net cash generated by financing activities	3,639	8,619

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of bank loans	-	19,213
Repayments of bank loans	(790)	-
Advances from related parties	-	43,000
Repayments of advances from related parties	-	(45,524)
Borrowings on line-of-credit	-	22,983
Repayments on line-of-credit	(1,057)	-
Decrease in bank overdraft	(2,874)	-
Net cash (used) provided by financing
activities	(4,721)	39,672

Decrease in cash	(5,092)	(8,115)
Cash at beginning of period	21,054	28,680

CASH AT END OF PERIOD	$ 15,962	$ 20,565

SUPPLEMENTAL DISCLOSURES
Cash flow information:
Interest paid	$ 1,712	$ 36,858

NOTE A - BASIS OF PRESENTATION

The interim financial statements of Hudson's Grill International, Inc. (the "Company") at March 31, 2001, and for the three months ended March 31, 2001 and 2000, are unaudited, and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The December 31, 2000, balance sheet was derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended December 31, 2000.

The accompanying unaudited interim financial statements are for interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements. The accompanying unaudited interim financial statements for the three months ended March 31, 2001, are not necessarily indicative of the results which can be expected for the entire fiscal year.

NOTE B - GOING CONCERN

These financial statements have been prepared on the assumption that the Company will continue as a going concern. Current liabilities at March 31, 2001 of $283,473 exceed current assets of $68,753. Total liabilities at March 31, 2001 of $436,262 exceed total assets of $173,732. Additionally, the Company generated negative cash flows from operations totaling $4,010 during the quarter ended March 31, 2001. The Company's continued existence depends upon the success of management's efforts to meet the Company's obligations as they come due. There can be no degree of assurance given that the Company will be successful in these efforts.

The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

NOTE C - LITIGATION

The Company's former Parent ("HGAI") is involved in litigation with two landlords in connection with two franchisees that have ceased operations. There is only a remote likelihood of the Company incurring any liability in this matter and accordingly, no related costs have been accrued in these financial statements.

HGAI was, in most cases, party to the leases entered into by franchisees during the period in which it owned the franchise rights to Hudson's Grill. None of these restaurants' lease obligations were transferred to or assumed by the Company. The Company, based on consultation with legal counsel, is of the opinion that it will not be subject to any liability with respect to leases entered into by HGAI. HGAI lacks financial resources and has substantial contingent obligations. HGAI's creditors, to the extent that they can obtain judgments against HGAI in excess of the liquidated assets of HGAI, could argue for the return of assets formerly held by HGAI. This could include any or all of the stock of the Company formerly held by HGAI.

The Company believes that these matters will not have a materially adverse effect on the Company's financial position and no provision for any estimated loss is reflected in the accompanying financial statements.

In January 2001, the Company received a judgment with respect to assets previously written off. The judgment and subsequent agreed settlement provide for $118,000 to be paid by the defendant to the company in thirty-six installments of $3,000 per month and two initial installments of $5,000. During the quarter ended March 31, 2001, the Company recorded $16,000 related to the settlement as revenue in the accompanying unaudited statements of operations.

NOTE D - RELATED PARTY TRANSACTIONS

During 2000 the Company entered into an employment agreement with the President of the Company. The terms of the agreement state that the Company will grant the interim President 100,000 stock options per month in lieu of salary and in the event of his receiving a salary of $1,000 or $2,000 per month this allocation will be reduced to 50,000 or 25,000 stock options per month, respectively. The Company also agreed to grant 10,000 stock options per month to each of the two directors of the Company, as compensation for services as directors.

NOTE E - EARNINGS PER SHARE

Basic earnings per share are calculated on the weighted average number of common shares outstanding during each period. No stock options exercisable at March 31, 2001 and 2000, had a dilutive effect on earnings per share.

The following table provides a reconciliation between basic and diluted earnings per share:

Three Months Ended
March 31,
	2001	2000

Net income (loss)	$ 23,716	$ (4,785)

Weighted average number of shares outstanding
Basic	6,854,788	6,656,986
Dilutive effect of common stock equivalents	-	-
Diluted	6,854,788	6,656,986

Earnings per share:
Basic net income (loss)	$ -	$ -
Diluted net income (loss)	$ -	$ -