Form 10QSB
period 2001-06-30
HUDSONS GRILL INTERNATIONAL INC
filed 2001-08-15
CIK 1104254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

The issuer's cash decreased to $14,549 at June 30, 2001 ("Q2") from $21,054 at December 31, 2000 ("FYE"). The issuer's long term receivable decreased to $90,574 at Q2 from $98,999 at FYE. Its other assets at Q2 were about the same when compared to FYE.

Accounts payable and accrued expenses decreased at Q2 to $63,229 from $96,681 at FYE. The issuer's other liabilities at Q2 were about the same when compared to FYE. The decrease resulted from debts being paid off from profits earned by the issuer since FYE.

Material changes in the results of operations of Q2 compared to the second quarter of 2000 ("Q00") include the following. Revenues increased to $73,494 during Q2 from $66,191 during Q00. General and administrative decreased during Q2 to $62,181 from $69,256 during Q00. As a result, income from operation increased to $9,610 during Q2 from a loss of ($4,728) during Q00. Income from the sale of assets decreased during Q2 to $2,780 from $10,137 during Q00. The issuer's other expenses during Q2 were about the same when compared to Q00, and thus, its total other income dropped to $5,240 during Q2 from $12,594 during Q00. However, the increase in income from operations was greater than the decrease in other income, and as a result, net income increased substantially from $7,866 in Q00 to net income of $14,850 in Q2.

Material changes in the results of operations for this year to date ("YTD01") compared to last year to date ("YTD00") include the following. Revenues increased to $165,448 during YTD01 from $160,957 during TYD00. General and administrative were about the same during YTD01 and YTD00. As a result, income from operation increased to $29,756 during YTD01 from $24,622 during YTD00. Income from the sale of assets decreased during YTD01 to $5,202 from $16,002 during YTD00. The issuer's other expenses during YTD01 were about the same when compared to YTD00, and thus, its total other income dropped to $8,835 during TYD01 from $21,793 during YTD00. Since the increase in income from operations was less than the decrease in total other income, net income decreased from $46,415 in TYD00 to $38,591 in YTD01.

Income (loss) per common share (both basic and diluted) was 0.00 for both Q2 and Q00; and it was $0.01 per share for both YTD01 and YTD00.

Changes in the issuer's liquidity and capital will depend mostly on continuing royalty fees received from franchisees using the issuer's trademark and restaurant concept. This in turn will be reflective of the general economies in the areas where Hudson's Grill restaurants are located. The issuer does not currently plan to raise any capital or borrow funds to meet liquidity needs, and thus, will rely solely on cash flows from operations.

The issuer is currently allocating most of its cash flow to pay off accounts payable; it plans to continue to do so until all of its past due debts are essentially paid off. This may take the next several years to accomplish. The Company's cash balance of $14,549 at June 30, 2001, was $6,505 less than at the year ended December 31, 2000.

The issuer does not sustain much seasonal volatility in revenues since its franchisees are dispersed geographically and climactically. Additionally, it does not have any material commitments for capital expenditures and doesn't plan any in the foreseeable future.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The registrant incorporates by reference its response in its Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2001, and accepted by the Commission on April 19, 2001. Additionally, according to information from its local counsel in California, the issuer and its former counsel, Bull Cohn & Associates, are progressing in their negotiations toward settlement of their fee dispute. Additionally, a tentative settlement has been made in the litigation involving the issuer's former parent that concerned a lease breached by a former franchisee. It is anticipated that this will not have an impact on the financial statements of the issuer.

Item 2. Changes in Securities.

There was an increase in securities and in the rights of the holders of the registrant's securities during Q2. The directors continued to receive each month options to purchase 10,000 shares of the issuer's stock, exercisable at $.10 per share, and the president continued to receive options for 50,000 shares. The president received options for 150,000 shares in Q2, and the directors, as a group, received options for 60,000 shares in Q2.

Item 3. Defaults Upon Senior Securities.

The registrant does not currently have any senior securities outstanding. Consequently, there are no defaults on senior securities.

Item 4. Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareholders held on June 9, 2001, the shareholders voted for three directors (Anthony Duncan, Robert Fischer and David Osborn) and for the appointment of King Griffin & Adamson PC to be the issuer's auditors (who have since been replaced by the issuer's former auditors, Hein + Associates LLC). There were no other matters submitted to a vote of security holders during Q2.

Item 5. Other Information.

The registrant does not have any material new information that has not already been disclosed in Forms 8-K, 10-QSB and 10-KSB.

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

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ending June 30, 2001, or shortly thereafter:

1. Form 8-K filed July 23, 2001. The issuer announce that it had changed auditors and was returning to Hein + Associates LLC.

2. Form 8-K filed June 5, 2001. The issuer announced that its Wausau franchisee had reopened for business after a fire had closed it down.

3. Form 8-K filed May 4, 2001. The issuer announced that its Wausau franchisee had to close because of damage sustained in a fire in its kitchen. The issuer also announced that Wien Securities Corp. had agreed to make a market in the issuer's stock.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) HUDSON'S GRILL INTERNATIONAL, INC. By: s/s David L. Osborn David L. Osborn, President Date: August 15, 2001

f\sec\o01.010630

HUDSON'S GRILL INTERNATIONAL, INC.

BALANCE SHEET

June 30, 2001

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$ 14,549
Accounts receivable	16,808
Long-term receivable, current portion	27,176
Prepaid expenses and other	8,732
Total current assets	67,265

PROPERTY AND EQUIPMENT, at cost:
Furniture and office equipment	15,813
Restaurant furniture and equipment	23,416
Total property and equipment	39,229
Less accumulated depreciation	(30,593)
Property and equipment, net	8,636

LONG-TERM RECEIVABLE, less current portion	90,574

Total assets	$ 166,475

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Line of credit	$ 15,908
Notes payable	60,271
Accounts payable and accrued expenses	63,229
Accounts payable to related parties	111,812
Advances from related parties	15,790
Total current liabilities	267,010

DEFERRED REVENUE	147,145

STOCKHOLDERS' DEFICIT:
Common stock, Class A, no par value, 100,000,000 shares authorized, 6,956,986 shares issued and outstanding	118,545
Additional paid-in capital	5,289
Accumulated deficit	(371,514)
Total stockholders' deficit	(247,680)

Total liabilities and stockholders' deficit	$ 166,475

See accompanying notes to these financial statements.

INCOME STATEMENTS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$ 73,494	$ 66,191	$ 165,448	$ 160,957

OPERATING COSTS:
General and administrative	62,181	69,256	132,286	132,969
Depreciation and amortization	1,703	1,663	3,406	3,366
Total operating costs	63,884	70,919	135,692	136,335

Income (loss) from operations	9,610	(4,728)	29,756	24,622

OTHER INCOME (EXPENSE):
Income from sale of assets	2,780	10,137	5,202	16,002
Interest income	3,951	4,316	6,836	8,508
Interest expense	(1,491)	(1,859)	(3,203)	(2,717)
Total other income (expense)	5,240	12,594	8,835	21,793

NET INCOME	$ 14,850	$ 7,866	$ 38,591	$ 46,415

NET INCOME PER SHARE (basic and diluted)	$ -	$ -	$ .01	$ .01

WEIGHTED AVERAGE OUTSTANDING SHARES	6,956,986	6,656,986	6,956,986	6,656,986

See accompanying notes to these financial statements.

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2001	2000
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 38,591	$ 46,415
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,406	3,366
Recognition of compensation expense	-	18,000
Amortization of deferred revenue	(10,985)	(22,209)
Other	(65)	-
Changes in operating assets and liabilities:
Accounts receivable	(728)	2,611
Prepaid expenses and other	1,965	2,996
Accounts payable and accrued expenses	(33,452)	(83,746)
Accounts payable to related parties	(7,800)	-
Other accrued expense	-	(17,963)
Net cash used in operating activities	(9,068)	(50,530)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of note receivable	7,725	23,516
Other assets	-	1,040
Net cash provided by investing activities	7,725	24,556

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of advances from related parties	(1,400)	54,782
Repayment of line of credit and notes payable	(3,762)	-
Distributions to Parent and affiliate	-	(48,711)
Net cash (used in) provided by financing activities	(5,162)	6,071

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,505)	(19,903)

CASH AND CASH EQUIVALENTS, beginning of period	21,054	28,680

CASH AND CASH EQUIVALENTS, end of period	$ 14,549	$ 8,777

See accompanying notes to these financial statements.

1. Unaudited Information

The balance sheet of Hudson's Grill International, Inc. (the "Company") as of June 30, 2001 and the income statements for the three and six month periods ended June 30, 2001 and 2000 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of June 30, 2001 and the results of operations for the three and six months ended June 30, 2001 and 2000.

Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company's financial statements as filed on Form 10-KSB for the year ended December 31, 2000.

2. Continuing Operations

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a working capital deficit of $199,745 and an accumulated deficit of $371,514 as of June 30, 2001. Additionally, the Company generated negative cash flows from operations totaling $9,068 for the six-month period ended June 30, 2001. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company intends to continue to sell franchises in an attempt to improve operating results. There can be no degree of assurance that the Company will be successful in these efforts.

The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the company to continue as a going concern.

3. Contingency

The Company's former Parent, Hudson's Grill of America, Inc. (the "Parent") is involved in litigation on two leases in connection with two franchised restaurant locations that have ceased operations. In addition, the Parent is secondarily liable under other leases for restaurants it sold in prior years. None of these restaurants, lease agreements or obligations were transferred to or assumed by the Company. The Company, based upon consultation with its legal counsel, is of the opinion that the Parent's actual and contingent obligations with respect to these leases will not ultimately be attributable to the Company, but that if a creditor obtained a judgment against the Parent, the Parent's stock in the Company could be subject to attachment or execution by the creditor. Accordingly, the Company believes these matters will not have a material adverse effect on the Company's consolidated financial condition or results of operations, and no provision for any estimated loss is reflected in the accompanying consolidated financial statements.

4. Stock Options

During 2000, the Company entered into an employment agreement with the president of the Company. The terms of the agreement state that the Company will grant the interim president 100,000 stock options per month in lieu of salary and, in the event of his receiving a salary of $1,000 or $2,000 per month, this allocation will be reduced to 50,000 or 25,000 stock options per month, respectively. In February 2001, the Company began paying the president a monthly salary of $1,000. The president did not receive a salary prior to this time.

The Company also agreed to grant 10,000 stock options per month to each of the two directors of the Company, as compensation for services as directors.

5. Earnings Per Share

Basic earnings per share are calculated on the weighted average number of common shares outstanding during each period. No stock options exercisable at June 30, 2001 and 2000, had a dilutive effect on earnings per share.

****************