Form 10QSB
period 2001-09-30
HUDSONS GRILL INTERNATIONAL INC
filed 2001-11-13
CIK 1104254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Material changes in the financial condition of the registrant and in the results of its operations since the end of its last fiscal year and its results from the comparable period in its last fiscal year include the following.

The registrant's cash decreased to $18,113 at September 30, 2001 ("Q3") from $21,054 at December 31, 2000 ("FYE"). The registrant's long term receivable decreased to $83,360 at Q3 from $98,999 at FYE. Its other assets at Q3 were about the same when compared to FYE, except to the extent of additional depreciation that was taken during the current year.

Accounts payable and accrued expenses decreased at Q3 to $39,445 from $96,681 at FYE. The accounts payable to related parties decreased at Q3 to $108,011 from $119,612 at FYE. The registrant's other liabilities at Q3 were about the same when compared to FYE. The decrease resulted from debts being paid off from profits earned by the registrant since FYE.

Material changes in the results of operations of Q3 compared to the third quarter of 2000 ("Q00") include the following. Revenues decreased to $86,981 during Q3 from $114,930 during Q00. General and administrative decreased during Q3 to $56,468 from $73,831 during Q00. Since the decrease in revenue exceeded the decrease in expenses, income from operations decreased to $28,810 during Q3 from $49,936 during Q00. Income from the sale of assets decreased during Q3 to $4,909 from $8,157 during Q00. Interest income decreased in Q3 to $2,448 from $4,220 in Q00. The registrant's other expenses during Q3 were about the same when compared to Q00, and thus, its total other income dropped to $5,985 during Q3 from $10,520 during Q00. As a result, net income decreased from $49,936 in Q00 to net income of $34,795 in Q3.

Material changes in the results of operations for this year to date ("YTD01") compared to last year to date ("YTD00") include the following. Revenues decreased to $252,429 during YTD01 from $275,887 during TYD00. General and administrative were slightly lower in YTD01, dropping to $188,754 from $206,800 in YTD00. Income from operations decreased slightly to $58,566 during YTD01 from $64,038 during YTD00. Income from the sale of assets decreased during YTD01 to $10,111 from $24,153 during YTD00. Interest income decreased in YTD01 to $9,284 from $12,728 in YTD00. The registrant's other expenses during YTD01 were about the same when compared to YTD00, and thus, its total other income dropped to $14,820 during TYD01 from $32,307 during YTD00. Net income decreased from $96,345 in TYD00 to $73,386 in YTD01.

Income (loss) per common share (both basic and diluted) was $0.00 for Q3 and $0.01 for Q00; and it was $0.01 per share for both YTD01 and YTD00.

Changes in the registrant's liquidity and capital will depend mostly on continuing royalty fees received from franchisees using the registrant's trademark and restaurant concept. This in turn will be reflective of the general economies in the areas where Hudson's Grill restaurants are located. The registrant does not currently plan to raise any capital or borrow funds to meet liquidity needs, and thus, will rely solely on cash flows from operations.

The registrant is currently allocating most of its cash flow to pay off accounts payable; it plans to continue to do so until all of its past due debts are essentially paid off. This may take the next several years to accomplish. The Company's cash balance of $18,113 at September 30, 2001, was $2,941 less than at the year ended December 31, 2000.

The registrant does not sustain much seasonal volatility in revenues since its franchisees are dispersed geographically and climactically. Additionally, it does not have any material commitments for capital expenditures and doesn't plan any in the foreseeable future.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The registrant incorporates by reference its response in its Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2001, and accepted by the Commission on April 19, 2001. Additionally, according to information from its local counsel in California, the registrant and its former counsel, Bull Cohn & Associates, have tentatively agreed to settle their fee dispute; settlement documents are currently being worked on by the attorneys. Additionally, a tentative settlement has been made in the litigation involving the registrant's former parent that concerned a lease breached by a former franchisee regarding the former Pomona, California site used by a former franchisee, and litigation continues between the former parent regarding a former Hudson's Grill of America site left vacant at Lancaster, California. It is anticipated that this will not have an impact on the financial statements of the registrant.

Item 2. Changes in Securities.

There was an increase in securities and in the rights of the holders of the registrant's securities during Q3. The directors continued to receive each month options to purchase 10,000 shares of the registrant's stock, exercisable at $.10 per share, and the president continued to receive options for 50,000 shares. The president received options for 150,000 shares in Q3, and the directors, as a group, received options for 60,000 shares in Q3. Additionally, pursuant to a consulting agreement signed with Roy J. Millender, Jr., in September, the registrant agreed to issue 300,000 shares of restricted stock to Mr. Millender. The registrant is currently in the process of issuing the stock to Mr. Millender.

Item 3. Defaults Upon Senior Securities.

The registrant does not currently have any senior securities outstanding. Consequently, there are no defaults on senior securities.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during Q3.

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

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ending September 30, 2001, or shortly thereafter:

1. Form 8-K filed July 23, 2001. The registrant announce that it had changed auditors and was returning to Hein + Associates LLP.

2. Form 8-K filed October 12, 2001. The registrant announced that it had signed a management and consulting agreement with Roy J. Millender, Jr., in which Mr. Millender would provide certain services regarding the registrant's California franchisees in exchange for the issuance of 300,000 shares of restricted stock and $1,200 monthly for seven years commencing November 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) HUDSON'S GRILL INTERNATIONAL, INC. By: s/s David L. Osborn David L. Osborn, President Date: November 2, 2001

f\sec\o01.010930

BALANCE SHEETS

ASSETS

	September	December
	2001	2000
	(Unaudited)
CURRENT ASSETS:
Cash	$ 18,113	$ 21,054
Accounts receivable	16,757	16,080
Long-term receivable, current portion	27,176	26,476
Prepaid expenses and other	10,263	10,697
Total current assets	72,309	74,307

PROPERTY AND EQUIPMENT, at cost:
Furniture and office equipment	15,813	15,813
Restaurant furniture and equipment	23,416	23,416
Total property and equipment	39,229	39,229
Less accumulated depreciation	(32,276)	(27,227)
Property and equipment, net	6,953	12,002

LONG-TERM RECEIVABLE, less current portion	83,360	98,999

Total assets	$ 162,622	$ 185,308

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Line of credit	$ 14,973	$ 17,959
Notes payable	59,292	61,982
Accounts payable and accrued expenses	39,445	96,681
Accounts payable to related parties	108,011	119,612
Advances from related parties	14,390	17,190
Total current liabilities	236,111	313,424

DEFERRED REVENUE	139,371	158,130

STOCKHOLDERS' DEFICIT:
Common stock, Class A, no par value, 100,000,000 shares authorized, 6,956,986 shares issued and outstanding	118,545	118,545
Additional paid-in capital	5,289	5,289
Accumulated deficit	(336,694)	(410,080)
Total stockholders' deficit	(212,860)	(286,246)

Total liabilities and stockholders' deficit	$ 162,622	$ 185,308

STATEMENTS OF INCOME

Three Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$ 86,981	$ 114,930	$ 252,429	$ 275,887

OPERATING COSTS:
General and administrative	56,468	73,831	188,754	206,800
Depreciation and amortization	1,703	1,683	5,109	5,049
Total operating costs	58,171	75,514	193,863	211,849

Income from operations	28,810	39,416	58,566	64,038

OTHER INCOME (EXPENSE):
Income from sale of assets	4,909	8,157	10,111	24,153
Interest income	2,448	4,220	9,284	12,728
Interest expense	(1,372)	(1,857)	(4,575)	(4,574)
Total other income (expense)	5,985	10,520	14,820	32,307

NET INCOME	$ 34,795	$ 49,936	$ 73,386	$ 96,345

NET INCOME PER SHARE (basic and diluted)	*	.01	.01	.01

WEIGHTED AVERAGE OUTSTANDING SHARES	6,956,986	6,656,986	6,956,986	6,656,986

*Less than $.01 per share

STATEMENTS OF CASH FLOWS

Nine Months Ended
September 30,
	2001	2000
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 73,386	$ 96,345
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,109	5,049
Recognition of compensation expense	-	18,000
Amortization of deferred revenue	(18,759)	(33,463)
Changes in operating assets and liabilities:
Accounts receivable	(677)	456
Prepaid expenses and other	374	3,931
Accounts payable and accrued expenses	(57,236)	(92,389)
Accounts payable to related parties	(11,601)	-
Other accrued expense	-	(34,294)

Net cash used in operating activities	(9,404)	(36,365)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of note receivable	14,939	35,493
Other assets	-	1,060

Net cash provided by investing activities	14,939	36,553

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties received (repaid)	(2,800)	51,463
Repayment of line of credit and notes payable	(5,676)	-
Distributions to Parent and affiliate	-	(49,711)

Net cash provided (used) by financing activities	(8,476)	1,752

NET INCREASE (DECREASE) IN CASH	(2,941)	1,940

CASH, beginning of period	21,054	28,680

CASH, end of period	$ 18,113	$ 30,620

1. Unaudited Information

The balance sheet of Hudson's Grill International, Inc. (the "Company") as of September 30, 2001 and the income statements for the three and nine month periods ended September 30, 2001 and 2000 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of September 30, 2001 and the results of operations for the three and nine months ended September 30, 2001 and 2000.

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

2. Continuing Operations

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a working capital deficit of $163,802 and an accumulated deficit of $336,694 as of September 30, 2001. Additionally, the Company generated negative cash flows from operations totaling $9,404 for the nine-month period ended September 30, 2001. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company intends to continue to sell franchises in an attempt to improve operating results. There can be no degree of assurance that the Company will be successful in these efforts.

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

4. Stock Options

During 2000, the Company entered into an employment agreement with the president of the Company. The terms of the agreement state that the Company will grant the president 100,000 stock options per month in lieu of salary and, in the event of his receiving a salary of $1,000 or $2,000 per month, this allocation will be reduced to 50,000 or 25,000 stock options per month, respectively. In February 2001, the Company began paying the president a monthly salary of $1,000. The president did not receive a salary prior to this time.

The Company also agreed to grant 10,000 stock options per month to each of the two directors of the Company, as compensation for services as directors.

The Company did not grant any stock options with an exercise price that was less than the fair market value at the date of grant during the period ended September 30, 2001. The stock options granted to the president and to the directors (see above) have an exercise price of $0.10 per share.

5. Earnings Per Share

Basic earnings per share are calculated on the weighted average number of common shares outstanding during each period. No stock options exercisable at September 30, 2001 and 2000, had a dilutive effect on earnings per share.

***************