Form 10KSB
period 2001-12-31
HUDSONS GRILL INTERNATIONAL INC
filed 2002-03-29
CIK 1104254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

For the transition period from to

Commission file number 333-94797

HUDSON'S GRILL INTERNATIONAL, INC.

(Name of small business issuer in its charter)

Texas 75-2738727

(State or other jurisdiction of incorporation) (IRS Employer Identification Number)

16970 Dallas Parkway, Suite 402, Dallas, Texas 75248

(Address of Principal Executive Offices)

Issuer's telephone number, including area code:

(972) 931-9237

Securities registered under Section 12(b) of the Exchange Act:

None None

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

$287,608

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

The average bid and asked on March 8, 2002, was $.018 per share. The issuer has 7,256,986 shares outstanding; thus, on that date the market value of the voting stock was $130,636.

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

7,256,986

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2002, are incorporated by reference into Parts II and III.

PART I

ITEM 1. BUSINESS

Hudson's Grill International, Inc. (the "Company" or "Hudson's" or "Hudson's Grill"), was incorporated on October 30, 1997, in Texas, and assets were transferred to the Company on December 1, 1997, from its former parent, Hudson's Grill of America, Inc. ("HGA"). Currently, the Company franchises Hudson's Grill Restaurants.

Hudson's Grill Restaurants are full service restaurants which serve lunch and dinner and a wide range of alcoholic beverages. On December 31, 2001, there were eleven Hudson's Grill restaurants; all eleven were franchised, and two are recent. In April 1999, a franchisee opened a Hudson's Grill in Marquette, Michigan, and in December 2000, a franchisee opened a Hudson's Grill in Wausau, Wisconsin. The company's major focus is to expand the Hudson's Grill operations through franchising instead of through ownership. The Hudson's Grill restaurants are currently operating in California, Michigan, Wisconsin and Texas. The Company is still accepting franchises, but the franchise market and the restaurant market are very competitive. Many other franchisers have substantially more capital, thereby making it much more difficult to compete against them.

BRIEF SUMMARY OF MAJOR EVENTS OVER THE PAST THREE YEARS.

On December 18, 2000, Acceleration, LLC, a company associated with William W. Hall, formerly a Burger King franchisee, opened a Hudson's Grill in Wausau, Wisconsin. It is a free standing building that uses the new prototype developed over the past several years.

On April 19, 1999, Sharfe, LLC, a Michigan limited liability company and franchisee of the Company, opened a Hudson's Grill Restaurant in Marquette, Michigan. The restaurant is a free standing building, using the new prototype that was used for the Jackson, Michigan, location, and is being operated by Frank and Jim Stabile.

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

HUDSON'S FRANCHISE AGREEMENTS.

The Company owns the trademark registrations for two "Hudson's Grill" logos and for the "Hudson's" name. It has also received registration of its "Burgers*Shakes*Rock'n Roll" mark. The Company has secured a permit from the California Department of Corporations to issue Hudson's Grill franchises in California and uses a Uniform Franchise Offering Circular where permitted. As of December 31, 2001, the Company had eleven franchised restaurants that were in operation. The current standard terms to franchise a restaurant are an initial fee of Thirty Five Thousand Dollars and a royalty of four percent of sales, and require that three percent of sales be used for advertising, of which one percent is to be paid to the Company for collective advertising. For these payments, the Company is obligated to do the following: screen and train potential franchisees, review and approve sites, and provide an operations manual and assistance. The Company is not currently collecting the one percent advertising fees since collective advertising does not make sense with the current franchisees because they are too far from each other.

EMPLOYEES AND UNIONS.

At December 31, 2001, the Company employed one person, who is the receptionist/administrative assistant/bookkeeper for the Company. The President works only part time, and is paid $1,000 a month; each month he also is granted seven year options to purchase 50,000 shares of the Company's stock for $0.10 per share.

The Company is not a party to any collective bargaining agreements.

ITEM 2. PROPERTIES

At December 31, 2001, the Company was the primary lessee for its headquarters in Dallas, Texas. The headquarters lease is month-to-month. The Company shares office space with its largest shareholder, who is a part owner of the lessor. The office space is sufficient to meet the Company's current needs, and it expects that its needs will be satisfied with this space for the foreseeable future.

All of the Company's restaurant equipment is owned free and clear by the Company. The Company's restaurant equipment is leased to a franchisee, who did not pay any rent on the equipment in 2001. This restaurant equipment is currently subject to sale, with a closing set for April 2002. Currently, the Company has no real property and has no real estate related investments.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings at the current time. The Company knows of no threatened legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION.

In early 2001, the Company's Common Stock, no par value, began trading over-the-counter on the NASD OTC Bulletin Board under the National Association of Security Dealers ("NASD") symbol "HGII." As of March 15, 2002, there were approximately 320 registered holders of record of the Company's Common Stock (this excludes shareholders whose stock is held by a nominee or in "street name," because a nominee or street name holder is counted as one registered shareholder even if a nominee is holding stock for many shareholders). The following table sets forth the reported high and low bid prices of the Common Stock for the periods indicated as regularly quoted by the NASD OTC Bulletin Board. The table does not reflect offer prices, and the prices that are shown, are in U.S. Dollars. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

FISCAL YEAR ENDED DECEMBER 31, 2001	High	Low
First Quarter ended March 31, 2001	.02	.01
Second Quarter ended June 30, 2001	.02	.01
Third Quarter ended September 30, 2001	.10	.02
Fourth Quarter ended December 31, 2001	.02	.01

As of March 15, 2002, the closing bid price of the Common Stock was $.011. Historical information about the price of the Company's common stock can be obtained from the Internet by visiting the following site operated by Yahoo.com: http://finance.yahoo.com/q?s=HGIIA.OB&d=t

DIVIDENDS.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

For the year ended December 31, 2001, the Company had a net income of $75,732. This compares to net income of $112,781 for the year ended December 31, 2000. In 2001, $17,839 of the net income came from operations, while $57,893 came from other income. This compares with income from operations in 2000 of $92,660 and other income in 2000 of $20,121.

The Company has disposed of all of its direct and indirect restaurant operations and is solely in the franchising business.

REVENUES.

Franchise revenues decreased due to slackening demand nationwide; the slowdown in the United States economy affected restaurant sales. Franchising revenues decreased in 2001 to $287,608 from $307,495 for the year ended December 31, 2000. The 2000 revenues included initial franchise fees from new restaurants of $55,000. The Company had no initial restaurant franchise fees in 2001, but a new franchisee began operations in 2001, and the franchise royalty fees from the new franchisee offset some of the decline in initial franchising fees.

COSTS AND EXPENSES.

Operating costs in 2001 were $269,769; this is an increase from 2000, when operating costs were $214,835. The increase is a result of high legal expenses from litigation and due to prior year costs that were reduced by $65,000 because of the write-off of certain liabilities in prior years.

Settlement income increased substantially in 2001 to $43,000 from none in 2000. This is due a settlement in early 2001 with a former franchisee, in which the franchisee paid an initial $10,000 and will be paying $3,000 monthly until he has paid the Company a total of $108,000. Income from sale of assets decreased in 2001 to $12,706 from $26,487 in 2000. This decreased because income is recognized on an installment basis as cash is collected; cash collections were lower in 2001, and thus, less income was recognized.

LIQUIDITY AND CAPITAL RESOURCES.

At December 31, 2001, the Company had negative working capital of $182,403 as compared to December 31, 2000, when the Company had negative working capital of $265,593.

Changes in its liquidity and capital will depend mostly on continuing royalty fees received from franchisees using the Company's trademark and restaurant concept. This in turn will be reflective of the general economies in the areas where Hudson's Grill restaurants are located.

The Company is currently allocating more of its cash flow to pay off accounts payable; it plans to continue to do so until all of its past due debts are essentially paid off. This may take the next several years to accomplish. The Company's cash balance of $23,894 at December 31, 2001, was $2,840 more than at the year ended December 31, 2000.

The effects of inflation on the Company are minimal. To the extent that the franchisees need to raise prices to offset extra costs (and are able to pass the increased costs onto customers), then the Company will have increased royalty fees. Any increase in royalty fees will probably be offset in increased operating costs of the Company. Thus, the Company expects that increases from inflation will be minimal now and in the future.

The Company does not sustain much seasonal volatility in revenues since its franchisees are dispersed geographically and climactically. Additionally, it does not have any material commitments for capital expenditures and doesn't plan any in the foreseeable future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

Please see Note 12 to the Financial Statements attached following Item 13.

ITEM 7. FINANCIAL STATEMENTS

Attached following Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

Incorporated by reference from the Proxy Statement (the "Proxy Statement") to shareholders relating to the annual meeting to be held May 24, 2002.

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

See the Index to the Financial Statements in the beginning of the Independent Auditor's Report for a list of the statements and items contained in the Independent Auditor's Report.

There are no exhibits.

(b) Reports on Form 8-K

The Company filed the following Form 8-K during the last quarter of the fiscal year ending December 31, 2001.

October 12, 2001. The Company disclosed that it had signed a seven year consulting agreement with Roy Millender, a major shareholder in the Company, in which he would consult with the Company and provide inspection services of the Company's franchisees located in California. In consideration for the consulting and inspections, the Company issued to Mr. Millender 300,000 shares of its private common stock and will pay Mr. Millender $1,200 monthly.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	HUDSON'S GRILL INTERNATIONAL, INC. By: David Osborn, President

Date: March 22, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date
DAVID L. OSBORN	President	March 22, 2002
ROBERT W. FISCHER	Director	March 22, 2002
ANTHONY B. DUNCAN	Director	March 22, 2002

f\sec\010330.O01

INDEPENDENT AUDITOR'S REPORT

HUDSON'S GRILL INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENTS

PAGE

INDEPENDENT AUDITOR'S REPORT                                                                             F-1

FORMER INDEPENDENT AUDITORS' REPORT                                                                             F-2

FINANCIAL STATEMENTS

Balance Sheets at December 31, 2001 and 2000                                                                             F-3

Statements of Operations for the Years Ended December 31, 2001 and 2000                                                        F-4

Statements of Stockholders' Deficit for the Years Ended December 31, 2001 and 2000                                                 F-5

Statements of Cash Flows for the Years Ended December 31, 2001 and 2000                                                               F-6

NOTES TO FINANCIAL STATEMENTS                                                                                                               F-7

INDEPENDENT AUDITOR'S REPORT

Board of Directors

Hudson's Grill International, Inc.

Dallas, Texas

We have audited the accompanying balance sheet of Hudson's Grill International, Inc. as of December 31, 2001, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hudson's Grill International, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit and a stockholders' deficit, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hein + Associates llp

January 31, 2002

Dallas, Texas

FORMER INDEPENDENT AUDITORS' REPORT

The Company's former independent auditors, King Griffin & Adamson, P.C., have not consented to include their report accompanying the Company's statements of financial condition and the related statements of operations, stockholders' deficit and cash flows, as of the dates and for the periods set forth in such report, previously included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. We have included such financial information previously included in the Company's Annual Reports on Form 10-KSB for the year ended December 31, 2000, solely for historical and informational purposes, and to attempt to comply with the financial statement requirements of Regulation S-B with respect to this Report.

BALANCE SHEETS

ASSETS

	December 31,
	2001	2000
CURRENT ASSETS:
Cash	$ 23,894	$ 21,054
Accounts receivable, net of $0 allowance for doubtful accounts	22,313	16,080
Prepaid expenses and other	9,993	10,697
Total current assets	56,200	47,831

PROPERTY AND EQUIPMENT, at cost:
Furniture and office equipment	15,813	15,813
Restaurant furniture and equipment	23,416	23,416
Total property and equipment	39,229	39,229
Accumulated depreciation	(33,959)	(27,227)
Net property and equipment	5,270	12,002

LONG-TERM RECEIVABLE	106,803	125,475

Total assets	$ 168,273	$ 185,308

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Line of credit	$ 14,299	$ 17,959
Loans payable	58,198	61,982
Accounts payable and accrued expenses	54,204	96,681
Accounts payable to related parties	99,612	119,612
Advances from related party	12,290	17,190
Total current liabilities	238,603	313,424

DEFERRED REVENUE	134,184	158,130

Total liabilities	372,787	471,554

COMMITMENTS AND CONTINGENCIES (Notes 1 and 6)

STOCKHOLDERS' DEFICIT:
Common stock, Class A, no par value; 100,000,000 shares authorized, 7,256,986 and 6,656,986 (unaudited) shares issued and outstanding at 2001 and 2000, respectively	142,545	118,545
Common stock, Class B, no par value; 15,000,000 shares authorized, no shares issued and outstanding	-	-
Additional paid-in capital	-	5,289
Accumulated deficit	(347,059)	(410,080)
Total stockholders' deficit	(204,514)	(286,246)

Total liabilities and stockholders' deficit	$ 168,273	$ 185,308

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2001	2000

REVENUE	$ 287,608	$ 307,495

OPERATING COSTS	269,769	214,835

Income from operations	17,839	92,660

OTHER INCOME (EXPENSE):
Settlement income	43,000	-
Income from sale of assets	12,706	26,487
Interest income	11,185	15,934
Interest expense	(8,998)	(11,498)
Other expense	-	(10,802)
Total other income (expense), net	57,893	20,121

NET INCOME	$ 75,732	$ 112,781

NET INCOME PER COMMON SHARE - basic and diluted	$ .01	$ .02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - basic and diluted	6,981,986	6,656,986

STATEMENTS OF STOCKHOLDERS' DEFICIT

Years Ended December 31, 2001 and 2000

	Common Stock		Additional Paid-in	Accumulated	Deferred
	Shares	Amount	Capital	Deficit	Compensation	Total

BALANCE, January 1, 2000	6,656,986	$ 118,545	$ 54,000	$ (522,861)	$ (18,000)	$ (368,316)

Compensation expense	-	-	-	-	18,000	18,000

Liabilities assumed from Parent	-	-	(48,711)	-	-	(48,711)

Net income	-	-	-	112,781	-	112,781

BALANCE, December 31, 2000	6,656,986	118,545	5,289	(410,080)	-	(286,246)

Stock issued in connection with employment agreement	300,000	18,000	(5,289)	(12,711)	-	-

Stock issued in connection with consulting agreement	300,000	6,000	-	-	-	6,000

Net income	-	-	-	75,732	-	75,732

BALANCE, December 31, 2001	7,256,986	$ 142,545	$ -	$ (347,059)	$ -	$ (204,514)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 75,732	$ 112,781
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,732	6,732
Value assigned to stock issued for consulting services	6,000	-
Recognition of compensation expense	-	18,000
Write-off of accrued liabilities	-	(65,335)
Amortization of deferred franchise fee	(11,240)	(12,175)
Amortization of deferred income from sale of assets	(12,706)	(26,487)
Changes in operating assets and liabilities:
Accounts receivable	(6,233)	(7,193)
Prepaid expenses and other	704	2,753
Other non-current assets	-	7,281
Accounts payable and accrued expenses	(42,477)	(200,483)
Accounts payable to related parties	(20,000)	119,612
Net cash used in operating activities	(3,488)	(44,514)

CASH FLOWS FROM INVESTING ACTIVITIES -
Repayment of note receivable	18,672	38,922

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments of) borrowings from line of credit and loans payable	(7,444)	34,104
Repayments of advances from related parties	(4,900)	(36,138)
Net cash used in financing activities	(12,344)	(2,034)

NET INCREASE (DECREASE) IN CASH	2,840	(7,626)

CASH, beginning of year	21,054	28,680

CASH, end of year	$ 23,894	$ 21,054

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$ -	$ -
Interest paid	$ 8,000	$ 11,000

NON-CASH FINANCING ACTIVITIES -
Debt assumed from Parent	$ -	$ 48,711

1.Organization and Basis of Presentation

Hudson's Grill International, Inc. (the "Company") was incorporated in the state of Texas on October 30, 1997. On December 1, 1997, the Company became a wholly-owned subsidiary of Hudson's Grill of America, Inc. ("HGAI" or the "Parent"), a public company, and at that time HGAI transferred certain franchise rights and agreements to the Company. On August 15, 2000 HGAI registered the Company's common stock and distributed 100% of the Company's shares to the stockholders of HGAI.

The Company owns the franchise rights to the Hudson's Grill restaurant concept. The Company currently provides management and support services to eleven franchised restaurants located in Texas, California, Michigan and Wisconsin.

Continuing Operations

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a working capital deficit of $182,403 and a stockholders' deficit of $204,514 as of December 31, 2001. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company intends to continue to sell franchises in an attempt to improve operating results. Management also intends to use excess profits to pay down the Company's debts. There can be no degree of assurance that the Company will be successful in these efforts.

The accompanying financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash consists of bank and money market accounts with financial institutions. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally five to seven years). Depreciation expense was $6,732 for the years ended December 31, 2001 and 2000. Maintenance and repairs are expensed as incurred.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows associated with an asset and its eventual disposition is less than the asset's carrying amount. There was no impairment of the value of such assets for the years ended December 31, 2001 and 2000.

Financial Instruments

The recorded amounts of certain of the Company's financial instruments including cash, accounts receivable, notes receivable, accounts payable, and other liabilities approximate fair value due to their short maturities. The carrying value of notes payable approximates fair value based on borrowing rates currently available to the Company for loans with similar terms.

Revenue Recognition

Initial franchise fees are recognized as revenue when all material services or conditions relating to the sale have been substantially performed or satisfied and collection is certain. Continuing franchise fees are recognized as revenue as the fees are earned and become receivable from the franchisee.

Stock-Based Compensation

The Company accounts for stock options and warrants granted to directors and employees in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees, and related interpretations. Pro forma disclosures of compensation expense determined under the fair value option pricing model method required under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, are discussed in Note 8.

Income Taxes

The Company accounts for income taxes using the asset and liability method which recognizes deferred tax assets and liabilities for the future tax impact attributable to differences in the basis of assets and liabilities reported for financial statement and income tax purposes. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

In prior years, the Company was taxed as part of a consolidated group. Beginning in August 2000, the Company began to be taxed on a stand-alone basis.

Per Share Data

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding for the period. Common stock equivalents are excluded from the computation if such inclusion would have an anti-dilutive effect. There were no dilutive common stock equivalents at December 31, 2001 and 2000.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates made by the Company's management include the allowance for doubtful accounts, carrying amount of note receivable and contingent lease liabilities.

Reclassifications

Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

3. Franchise Activities

Under the terms of the standard franchise agreement, franchisees are obligated to pay the Company an initial franchise fee and a weekly continuing franchise fee ("royalty") of generally 4% of gross restaurant revenues. Each franchisee must spend 3% of gross sales on approved advertising, including a weekly 1% marketing fee contributed to the Company's marketing fund. The Company is obligated to provide initial training, continuing management assistance, administration of advertising and sales promotion programs and establishment and monitoring of a marketing fund. During the years ended December 31, 2001 and 2000, the Company received no contribution toward the marketing fund nor has the marketing fund been maintained.

One franchisee agreed to pay a higher initial franchise fee in return for a reduced royalty fee. The Company deferred its recognition of the additional fee amount, and is amortizing it into income through 2014. Unamortized initial franchise fee at December 31, 2001 and 2000 of $62,640 and $73,880, respectively, were included in deferred revenue.

During the year ended December 31, 2000 the Company added a new franchisee in Wisconsin. The franchisee paid $30,000 to obtain the rights to develop three restaurants in Wisconsin and paid an initial franchise fee of $25,000 in connection with the first restaurant, which opened in December 2000.

Franchising revenues consisted of the following for the years ended December 31,:

	2001	2000

Initial franchise fee	$ -	$ 55,000
Amortization of deferred franchise fee	11,240	12,175
Royalty fees	276,368	240,320
Total franchise revenue	$ 287,608	$ 307,495

4. Sale of Assets

Prior to the distribution transaction described in Note 1, the Company's Parent sold a restaurant and agreed to receive a promissory note as consideration. The note receivable is unsecured, bears interest at prime plus 2%, and requires repayment over a period of six years or until fully repaid. The note is collateralized by certain assets of the restaurant sold. Unpaid balances under the note at December 31, 2001 and 2000 were $106,803 and $125,475, respectively. The gain on the sale was deferred and income is being recognized on an installment basis. At December 31, 2001 and 2000, the deferred gain on the sale totaled $71,544 and $84,250, respectively. The Company recognized income of $12,706 and $26,487 from the sale of these assets during the years ended December 31, 2001 and 2000, respectively.

5. Debt

In December 2000, the Company obtained a revolving line of credit with a financial institution which provides for borrowings of up to $30,000. Balances outstanding at December 31, 2001 and 2000 under the line of credit were $14,299 and $17,959, respectively. Borrowings bear interest at a variable rate (13.75% at December 31, 2001) and are secured by the personal guarantee of the president of the Company. Principal and interest payments are due on demand.

Loans payable consisted of the following at December 31,:

	2001	2000
Bank credit card debt, interest at variable rate (approximately 15% to 16% at December 31, 2001); unsecured and principal and interest payments due on demand	$ 13,198	$ 16,982

Loan payable to a financial institution; interest at 7%, unsecured and principal and interest payments due on demand	45,000	45,000
	$ 58,198	$ 61,982

6. Commitments and Contingencies

In January 2001, the Company received a judgment with respect to certain assets previously written-off. The judgment and related settlement agreement provided for $118,000 to be paid by the defendant to the Company. The first payment on the settlement of $10,000 was received in January 2001. Thirty-six future payments of $3,000 per month were established, and began in February 2001.

The Company's former parent, HGAI, is involved in litigation arising from a lease associated with franchised restaurant location that had ceased operations. In addition, the Parent is secondarily liable under other leases for restaurants it sold in prior years. None of these restaurants, lease agreements or obligations were transferred to or assumed by the Company. The Company, based upon consultation with its legal counsel, is of the opinion that the Parent's actual and contingent obligations with respect to these leases ultimately will not be attributable to the Company, but that if a creditor obtained a judgment against the Parent, stock in the Company formerly held by HGAI could be subject to attachment or execution by the creditor. The Company believes these matters will not have a material adverse effect on the Company's financial condition or results of operations, and no provision for any estimated loss is reflected in the accompanying financial statements.

7. Income Taxes

There was no provision for income taxes in the years ended December 31, 2001 and 2000 due to the carryforward of net losses ("NOL") incurred in prior years. The Company had no material deferred tax liabilities at December 31, 2001 and 2000.

Deferred taxes consisted of the following at December 31,:

	2001	2000
Deferred tax assets:
Deferred revenue	$ 46,000	$ 54,000
Net operating loss	247,000	265,000
Total deferred tax assets	293,000	319,000
Valuation allowance	(293,000)	(319,000)
Net deferred taxes	$ -	$ -

The net change in the valuation allowance for deferred tax assets was a decrease of $26,000 and $17,000 in 2001 and 2000, respectively. The changes related primarily to changes in the NOL.

At December 31, 2001 NOL carryforwards of approximately $726,000 were available to offset future taxable income and expire through 2018.

The Company's effective income tax rate varied from the federal statutory rate for the years ended December 31, as follows:

	2001	2000

Federal income tax at statutory rate	34%	34%
Net operating loss carryforward	(34%)	(34%)
Total effective income tax rate	0%	0%

8. Stock Options

The Company president's compensation is established at the sole discretion of the Board of Directors and includes the granting of stock options. During 2000, the Company granted the president 100,000 stock options per month in lieu of salary. Effective February 2001, the president received a monthly salary of $1,000 and was granted 50,000 stock options per month. The Company granted the president options to purchase a total of 650,000 and 1,200,000 shares of the Company's common stock in each of the years ended December 31, 2001 and 2000, respectively.

The Company also grants 10,000 stock options per month to each of the directors of the Company as compensation for services as directors. The Company granted the directors options to purchase 240,000 shares of the Company's common stock in each of the years ended December 31, 2001 and 2000.

All options vested immediately, were issued with an exercise price of $0.10, which exceeded the market value of the Company's common stock on the date of grant, and expire seven years from the date of grant.

The following is a summary of stock options transactions:

	Options	Weighted Average Exercise Price

Outstanding at January 1, 2000	-	$ -
Granted	1,440,000	0.10
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2000	1,440,000	$ 0.10
Granted	890,000	0.10
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2001	2,330,000	$ 0.10

Employee stock options are valued on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of options granted during 2001 was insignificant.

The following table summarizes information about options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price

$0.10	2,330,000	6 years	$0.10	2,330,000	$0.10

As permitted by SFAS 123, the Company applies APB No. 25 in accounting for its employee stock options, which requires compensation expense be recognized for grants of stock options when the quoted market price of the Company's common stock on the date the options were granted exceeds an option's exercise price. The Company did not grant any stock options with an exercise price that was less than the fair market value of the stock at the date of grant during the years ended December 31, 2001 and 2000. Accordingly, no compensation cost has been recognized for its employee stock options in the accompanying financial statements. Had compensation cost for the Company's stock options been determined consistent with the SFAS 123 fair value approach, the Company's net income and net income per common share for the years ended December 31, 2001 and 2000 would not have been significantly different from the results reflected in the accompanying statements of operations.

9. Related Party Transactions

A law firm associated with a director of the Company provides legal services to the Company. During the years ended December 31, 2001 and 2000, the cost of these services to the Company were approximately $52,900 and $69,200, respectively. Related amounts included in accounts payable to related parties at December 31, 2001 and 2000 were approximately $98,600 and 109,600, respectively.

During 2000, the Company assumed a loan of a former employee of the Parent with a financial institution. This loan is unsecured and bears interest at 7%. The balance outstanding on the loan was $45,000 at December 31, 2000 and 2001. Principal and interest payments are due on demand.

During 2000, the Company assumed the bank credit card debt of a former employee. The obligation is unsecured, bears interest at a variable rate, and is due on demand. Outstanding balances at December 31, 2001 and 2000 of $13,198 and $16,982, respectively, were included in loans payable.

The Company leases its corporate office space from a firm in which the president of the Company is a partner. Rental cost for the office space was approximately $16,400 and $21,000 for the years ended December 31, 2001 and 2000, respectively. Unpaid rent expense to this firm included in accounts payable to related parties was immaterial at December 31, 2001. The unpaid balance at December 31, 2000 was approximately $10,000.

One of the directors of the Company is also a franchisee of two restaurants. As part of an agreement with the Company, these restaurants pay no monthly franchise fee.

Advances from related party consisted of amounts due to an organization owned by the president of the Company for expenses paid on the Company's behalf.

10. Stockholders' Deficit

In February 2001, 300,000 shares of common stock were issued to the interim president of the Company in connection with an employment agreement entered into in 1999. Under the agreement, the Company made a commitment to issue the stock for services provided by the president from December 1, 1999 through May 31, 2000. The estimated value of the shares of $18,000 had been recorded as additional paid-in capital in 1999. Related compensation expense was deferred and recognized in 2000.

In November 2001, 300,000 shares of common stock were issued to a consultant. Under a related consulting agreement, the Company issued the stock for management services to be provided through October 2008 relative to the operation and franchising of restaurants in California. The estimated value of the shares of $6,000 was recognized as consulting expense in 2001.

During 2000, the Company assumed certain liabilities owed by HGAI to its creditors. This transaction was treated as a stockholder distribution in the accompanying statements of stockholders' deficit. At the time of assumption, these balances totaled $48,711.

11. Concentrations of Credit Risk

In the normal course of business, the Company extends unsecured credit to franchisees. In addition, the Company's parent sold a restaurant and took an unsecured promissory note as consideration. The income from the sale has been deferred and is recognized on an installment basis. At December 31, 2001, the balance outstanding under the note receivable and the related deferred income were $106,803 and $71,544, respectively. The Company's note receivable and accounts receivable are subject to potential credit risk. The maximum exposure assuming non-performance by the debtors is the amount shown on the balance sheet at the date of non-performance. The Company believes that an adequate allowance for uncollectible accounts has been established. The allowance for uncollectible accounts is continually monitored, and adjustments are made as necessary.

12. Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS 142, which is effective for fiscal years beginning after December 15, 2001, requires among other things, the discontinuance of goodwill amortization. Adoption of these new standards will not have a material effect on the Company's financial statements.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which addresses accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. SFAS 144 requires that those long-lived assets be measured at the lower end of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company will adopt the provisions of SFAS 144 effective January 1, 2002, applied prospectively. Adoption of this new standard is not expected to have a material effect on the Company's financial statements.