Form 10QSB
period 2002-03-31
HUDSONS GRILL INTERNATIONAL INC
filed 2002-05-14
CIK 1104254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

7,256,986 shares of Class A Common Stock

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

The registrant's cash decreased to $15,937 at March 31, 2002 ("Q1") from $23,894 at December 31, 2001 ("FYE"). The registrant's accounts receivable decreased to $13,953 at Q1 from $22,313 at FYE. Its other assets at Q1 were about the same when compared to FYE, except to the extent of additional depreciation that was taken during the current year.

Accounts payable and accrued expenses decreased at Q1 to $47,283 from $54,204 at FYE. The accounts payable to related parties decreased at Q1 to $93,252 from $99,612 at FYE. The registrant's other liabilities at Q1 were about the same when compared to FYE. The decrease resulted from debts being paid off from profits earned by the registrant since FYE and from other cash flows.

Material changes in the results of operations of Q1 compared to the first quarter of 2001 ("Q01") include the following. Revenues decreased to $64,852 during Q1 from $77,467 during Q01 because of slower overall sales due to the economic downturn. General and administrative increased slightly during Q1 to $73,360 from $71,663 during Q01 primarily due to legal expenses incurred to complete a settlement with the registrant's former California attorneys and legal expenses incurred to monitor the problem. Consequently, income from operations decreased to a loss of ($10,191) during Q1 from income of $4,121 during Q01. Settlement income decreased during Q1 to $9,000 from $16,000 during Q01 because the initial settlement payment in Q01 was larger than the scheduled monthly payments. The registrant's other expenses during Q1 were about the same when compared to Q01, and thus, its total other income dropped to $11,903 during Q1 from $19,595 during Q01. As a result, net income decreased from $23,716 in Q01 to net income of $1,712 in Q1.

Income (loss) per common share (both basic and diluted) was $0.00 for Q1 and $0.00 for Q01.

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

The registrant is currently allocating most of its cash flow to pay off accounts payable; it plans to continue to do so until all of its past due debts are essentially paid off. This may take the next several years to accomplish. The Company's cash balance of $15,937 at March 31, 2002, was $7,957 less than at the year ended December 31, 2001.

The registrant does not sustain much seasonal volatility in revenues since its franchisees are dispersed geographically and climactically. Additionally, it does not have any material commitments for capital expenditures and doesn't plan any in the foreseeable future.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The registrant incorporates by reference its response in its Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2002, and accepted by the Commission on March 29, 2002. Additionally, a trial was held in April 2002 involving the Company's former parent and regarding a former Hudson's Grill of America site left vacant at Lancaster, California. As of May 8, 2002, the court had not rendered a decision in that case. It is anticipated that this will not have an impact on the financial statements of the registrant.

Item 2. Changes in Securities.

There was an increase in securities and in the rights of the holders of the registrant's securities during Q1. The directors continued to receive each month options to purchase 10,000 shares of the registrant's stock, exercisable at $.10 per share, and the president continued to receive each month options for 50,000 shares. The president received options for 150,000 shares in Q1, and the directors, as a group, received options for 60,000 shares in Q1.

Item 3. Defaults Upon Senior Securities.

The registrant does not currently have any senior securities outstanding. Consequently, there are no defaults on senior securities.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during Q1.

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

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ending March 31, 2002, or shortly thereafter.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) HUDSON'S GRILL INTERNATIONAL, INC. By: s/s David L. Osborn David L. Osborn, President Date: May 15, 2002

f\sec\o01.020331

BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2002	2001
	(Unaudited)
CURRENT ASSETS:
Cash	$ 15,937	$ 23,894
Accounts receivable	13,953	22,313
Prepaid expenses and other	9,974	9,993
Total current assets	39,864	56,200

PROPERTY AND EQUIPMENT, at cost:
Furniture and office equipment	15,813	15,813
Restaurant furniture and equipment	23,416	23,416
Total property and equipment	39,229	39,229
Less accumulated depreciation	(35,642)	(33,959)
Property and equipment, net	3,587	5,270

LONG-TERM RECEIVABLE, less current portion	105,675	106,803

Total assets	$ 149,126	$ 168,273

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Line of credit	$ 13,706	$ 14,299
Loans payable	56,474	58,198
Accounts payable and accrued expenses	47,283	54,204
Accounts payable to related parties	93,252	99,612
Advances from related parties	10,890	12,290
Total current liabilities	221,605	238,603

DEFERRED REVENUE	130,323	134,184

CONTINGENCIES (Note 2 and 3)

STOCKHOLDERS' DEFICIT:
Common stock, Class A, no par value, 100,000,000 shares authorized, 7,256,986 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	142,545	142,545
Common stock, Class B, no par value, 15,000,000 shares authorized, no shares issued and outstanding	-	-
Additional paid-in capital	-	-
Accumulated deficit	(345,347)	(347,059)
Total stockholders' deficit	(202,802)	(204,514)

Total liabilities and stockholders' deficit	$ 149,126	$ 168,273

STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,	March 31,
	2002	2001
	(Unaudited)	(Unaudited)

REVENUE	$ 64,852	$ 77,467

OPERATING COSTS:
General and administrative	73,360	71,663
Depreciation and amortization	1,683	1,683
Total operating costs	75,043	73,346

Income (loss) from operations	(10,191)	4,121

OTHER INCOME (EXPENSE):
Settlement income	9,000	16,000
Income from sale of assets	1,215	2,422
Interest income	2,926	2,885
Interest expense	(1,238)	(1,712)
Total other income (expense)	11,903	19,595

NET INCOME	$ 1,712	$ 23,716

NET INCOME PER SHARE - basic and diluted	*	*

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - basic and diluted	7,256,986	6,656,986

*Less than $.01 per share

STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2002	2001
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,712	$ 23,716
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,683	1,683
Amortization of deferred revenue	(3,861)	(5,341)
Changes in operating assets and liabilities:
Accounts receivable	8,360	(789)
Prepaid expenses and other	19	1,951
Accounts payable and accrued expenses	(6,921)	(24,104)
Accounts payable to related parties	(6,360)	(4,000)

Net cash used in operating activities	(5,368)	(6,884)

CASH FLOWS FROM INVESTING ACTIVITIES -
Repayment of note receivable	1,128	3,639

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of advances from related parties	(1,400)	-
Repayment of line of credit and notes payable	(2,317)	(1,847)

Net cash used in financing activities	(3,717)	(1,847)

NET INCREASE (DECREASE) IN CASH	(7,957)	(5,092)

CASH, beginning of period	23,894	21,054

CASH, end of period	$ 15,937	$ 15,962

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$ -	$ -
Interest paid	$ 1,200	$ 1,700

1. Unaudited Information

The balance sheet of Hudson's Grill International, Inc. (the "Company") as of March 31, 2002 and the statements of operations for the three-month periods ended March 31, 2002 and 2001 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of March 31, 2002 and the results of operations for the three months ended March 31, 2002 and 2001.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company's financial statements as filed on Form 10-KSB for the year ended December 31, 2001.

2. Continuing Operations

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a working capital deficit of $181,741 and a stockholders' deficit of $202,802 as of March 31, 2002. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company intends to continue to sell franchises in an attempt to improve operating results. Management also intends to use excess profits to pay down the Company's debts. There can be no degree of assurance that the Company will be successful in these efforts.

The accompanying financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the company to continue as a going concern.

3. Contingency

The Company's former Parent, Hudson's Grill of America, Inc. (the "Parent") is involved in litigation arising from a lease associated with a franchised restaurant location that has ceased operations. In addition, the Parent is secondarily liable under other leases for restaurants it sold in prior years. None of these restaurants, lease agreements or obligations were transferred to or assumed by the Company. The Company, based upon consultation with its legal counsel, is of the opinion that the Parent's actual and contingent obligations with respect to these leases will not ultimately be attributable to the Company, but that if a creditor obtained a judgment against the Parent, the Parent's stock in the Company could be subject to attachment or execution by the creditor. Accordingly, the Company believes these matters will not have a material adverse effect on the Company's financial condition or results of operations, and no provision for any estimated loss is reflected in the accompanying financial statements.

4. Stock Options

The Company president's compensation includes the granting of stock options. Currently, the president is granted 50,000 stock options per month. The Company also grants 10,000 stock options per month to each of the two directors of the Company, as compensation for services as directors.

All options vest immediately, are issued with an exercise price of $0.10, and expire seven years from the date of grant. The Company did not grant any stock options with an exercise price that was less than the fair market value at the date of grant during the period ended March 31, 2002.

5. Earnings Per Share

Basic earnings per share are calculated on the weighted average number of common shares outstanding during each period. No stock options exercisable at March 31, 2002 and 2001, had a dilutive effect on earnings per share.

***************