Form 10QSB
period 2002-06-30
HUDSONS GRILL INTERNATIONAL INC
filed 2002-08-14
CIK 1104254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

The issuer's cash decreased to $8,338 at June 30, 2002 ("Q2") from $23,894 at December 31, 2001 ("FYE"). Due to the decreases in cash and some smaller decreases in accounts receivable and prepaid expenses, the currents assets at Q2 decreased to $37,346 from $56,200 at FYE, which accounts for most of the decrease in total assets at Q2 to $144,980 from $168,273 at FYE. Some equipment was sold during Q2 that had been fully depreciated, and so restaurant equipment decreased by about the same as depreciation. Its other assets at Q2 were about the same when compared to FYE.

Accounts payable and accrued expenses materially decreased at Q2 to $21,451 from $54,204 at FYE. Loans payable decreased to $45,000 at Q2 from $58,198 at FYE. This reflects the continued progress the Company has made in reducing its loans payable and accounts payable. The issuer's other liabilities at Q2 were about the same when compared to FYE. The decrease resulted from debts being paid off from profits earned by the issuer since FYE. Thus, current liabilities decreased to $181,585 at Q2 from $238,603 at FYE

Material changes in the results of operations of Q2 compared to the second quarter of 2001 ("Q01") include the following. Revenues remained about the same when comparing Q2 to Q01. However, general and administrative expenses decreased during Q2 to $54,181 from $62,181 during Q01. As a result, income from operations increased to $10,452 during Q2 from income of $610 during Q01. Income from a gain from assets disposed increased during Q2 to $18,000 from none in Q01. This reflects the sale of some equipment at the former Oxnard location. The issuer's other expenses during Q2 were about the same when compared to Q01, and consequently, its total other income increased to $28,068 during Q2 from $14,240 during Q01. Thus, income for Q2 increased to $38,520 from $14,850 in Q01.

Material changes in the results of operations for this year to date ("YTD02") compared to last year to date ("YTD01") include the following. Revenues decreased to $131,778 during YTD02 from $140,448 during TYD01. However, general and administrative expenses decreased during YTD02 to $128,151 from $132,286 during YTD01. As a result, income from operations slightly decreased to $261 during YTD02 from $4,756 during YTD01. A drop in settlement income from YTD01 to YTD02 was offset by an increase in gain from assets disposed, and as a result total other income increased to $39,971 during YTD02 from $33,835 in YTD01. With the slight decrease in income from operations during YTD02, the slight increase in total other income produced an increase in net income for YTD02 to $40,232 from $38,591 for YTD01.

Income (loss) per common share (both basic and diluted) was $0.01 for Q2 and $0.00 for Q01; and it was $0.01 per share for both YTD01 and YTD02.

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

The issuer is currently allocating most of its cash flow to pay off accounts payable; it plans to continue to do so until all of its past due debts are essentially paid off. This may take the next several years to accomplish. The Company's cash balance of $8,338 at June 30, 2002, was $15,556 less than at the year ended December 31, 2001.

The issuer does not sustain much seasonal volatility in revenues since its franchisees are dispersed geographically and climactically. Additionally, it does not have any material commitments for capital expenditures and doesn't plan any in the foreseeable future.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The registrant incorporates by reference its response in its Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2002, and accepted by the Commission on April 15, 2002. The Company is not involved in any legal proceedings and knows of no matters that have been threatened against the Company.

Item 2. Changes in Securities.

There was a decrease in securities and in the rights of the holders of the registrant's securities during Q2. The directors decided to cancel options granted in 2002 that were exercisable at 10 cents. A total of 350,000 options that were already issued were canceled, and the monthly grant of 70,000 options was discontinued.

Item 3. Defaults Upon Senior Securities.

The registrant does not currently have any senior securities outstanding. Consequently, there are no defaults on senior securities.

Item 4. Submission of Matters to a Vote of Security Holders.

At the annual meeting of stockholders held on May 24, 2002, the stockholders voted for three directors (Anthony Duncan, Robert Fischer and David Osborn) and for the appointment of Hein + Associates LLP to be the issuer's auditors. There were no other matters submitted to a vote of security holders during Q2.

Item 5. Other Information.

The registrant's Oxnard franchise closed at the end of April 2002, and the registrant's equipment that was on that premises was sold to the new tenants. Otherwise, the registrant does not have any material new information that has not already been disclosed in Forms 8-K, 10-QSB and 10-KSB.

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

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ending June 30, 2002, or shortly thereafter:

1. Form 8-K filed July 25, 2002. The issuer announced that a new franchise agreement was signed for a new Hudson's restaurant to be located in Marshfield, Wisconsin.

SIGNATURES

I, David L. Osborn, the President of Hudson's Grill International, Inc., certify that: (i) this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Hudson's Grill International, Inc.

(Registrant) HUDSON'S GRILL INTERNATIONAL, INC. By: s/s David L. Osborn David L. Osborn, President Date: August 14, 2002

f\sec\o01.020630

BALANCE SHEETS

ASSETS

	June 30,	December
	2002	2001
	(Unaudited)
CURRENT ASSETS:
Cash	$ 8,338	$ 23,894
Accounts receivable	18,619	22,313
Prepaid expenses and other	10,389	9,993
Total current assets	37,346	56,200

PROPERTY AND EQUIPMENT, at cost:
Furniture and office equipment	17,868	15,813
Restaurant furniture and equipment	-	23,416
Total property and equipment	17,868	39,229
Less accumulated depreciation	(15,909)	(33,959)
Property and equipment, net	1,959	5,270

LONG-TERM RECEIVABLE	105,675	106,803

Total assets	$ 144,980	$ 168,273

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Line of credit	$ 13,092	$ 14,299
Loans payable	45,000	58,198
Accounts payable and accrued expenses	21,451	54,204
Accounts payable to related parties	93,252	99,612
Advances from related parties	8,790	12,290
Total current liabilities	181,585	238,603

DEFERRED REVENUE	127,677	134,184

CONTINGENCIES (Note 2 and 3)

STOCKHOLDERS' DEFICIT:
Common stock, Class A, no par value, 100,000,000 shares authorized, 7,256,986 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	142,545	142,545
Common stock, Class B, no par value, 15,000,000 shares authorized, no shares issued and outstanding	-	-
Additional paid-in capital	-	-
Accumulated deficit	(306,827)	(347,059)
Total stockholders' deficit	(164,282)	(204,514)

Total liabilities and stockholders' deficit	$ 144,980	$ 168,273

STATEMENTS OF OPERATIONS

Three Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$ 66,926	$ 64,494	131,778	$ 140,448

OPERATING COSTS:
General and administrative	54,791	62,181	128,151	132,286
Depreciation and amortization	1,683	1,703	3,366	3,406
Total operating costs	56,474	63,884	131,517	135,692

Income from operations	10,452	610	261	4,756

OTHER INCOME (EXPENSE):
Settlement income	9,000	9,000	18,000	25,000
Income from sale of assets	-	2,780	1,215	5,202
Gain from assets disposed	18,000	-	18,000	-
Interest income	1,854	3,951	4,780	6,836
Interest expense	(786)	(1,491)	(2,024)	(3,203)
Total other income (expense)	28,068	14,240	39,971	33,835

NET INCOME	$ 38,520	$ 14,850	$ 40,232	$ 38,591

NET INCOME PER SHARE (basic and diluted)	$ .01	$ *	$ .01	$ .01
WEIGHTED AVERAGE SHARES OUTSTANDING - basic and diluted	7,256,986	6,956,986	7,256,986	6,956,986

*Less than $.01 per share

STATEMENTS OF CASH FLOWS

Six Months Ended June 30,
	2002	2001
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 40,232	$ 38,591
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,366	3,406
Amortization of deferred revenue	(6,507)	(10,985)
Gain from assets disposed	(18,000)	-
Changes in operating assets and liabilities:
Accounts receivable	3,694	(728)
Prepaid expenses and other	(396)	1,965
Accounts payable and accrued expenses	(32,753)	(33,452)
Accounts payable to related parties	(6,360)	(7,800)

Net cash used in operating activities	(16,724)	(9,068)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of note receivable	1,128	7,725
Purchases of property and equipment	(2,055)	-
Proceeds from disposal of assets	20,000	-

Net cash provided by investing activities	19,073	7,725

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of advances from related parties	(3,500)	(1,400)
Repayment of line of credit and notes payable	(14,405)	(3,762)

Net cash used in financing activities	(17,905)	(5,162)

NET INCREASE (DECREASE) IN CASH	(15,556)	(6,505)

CASH, beginning of period	23,894	21,054

CASH, end of period	$ 8,338	$ 14,549

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$ -	$ -
Interest paid	$ 2,000	$ 3,200

1. Unaudited Information

The balance sheet of Hudson's Grill International, Inc. (the "Company") as of June 30, 2002 and the statements of operations for the three-month and six-month periods ended June 30, 2002 and 2001 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of June 30, 2002 and the results of operations for the three and six months ended June 30, 2002 and 2001.

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

2. Continuing Operations

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a working capital deficit of $144,239 and a stockholders' deficit of $164,282 as of June 30, 2002. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company intends to continue to sell franchises in an attempt to improve operating results. Management also intends to use excess profits to pay down the Company's debts. There can be no degree of assurance that the Company will be successful in these efforts.

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

In May 2002, the directors decided to cancel stock options granted during 2002. A total of 350,000 stock options that were already granted were canceled, and the monthly grant of 70,000 stock options was discontnued.

5. Earnings Per Share

Basic earnings per share are calculated on the weighted average number of common shares outstanding during each period. No stock options exercisable at June 30, 2002 and 2001, had a dilutive effect on earnings per share.

6. Subsequent Event

In July 2002, the Company received an initial franchise fee of $15,000 in connection with a new restaurant to be opened in Marshfield, Wisconsin.

***************