Form 10QSB
period 2002-09-30
HUDSONS GRILL INTERNATIONAL INC
filed 2002-11-14
CIK 1104254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

The issuer's cash is roughly the same at September 30, 2002 ("Q3") ($25,182) as it was at December 31, 2001 ("FYE") ($23,894). Due to the increase in cash and some smaller increases in accounts receivable and prepaid expenses, the currents assets at Q3 increased to $59,886 from $56,200 at FYE. Some equipment was sold since FYE that had been fully depreciated, and so restaurant equipment decreased to zero but total net property and equipment decreased from $5,270 at FYE to $1,080 at Q3. Thus, total assets at Q3 decreased to $163,968 from $168,273 at FYE because of the depreciation of property and equipment and some progress in the repayment of a long term receivable from Hornblowers, a restaurant sold by the issuer many years ago.

All categories of current liabilities decreased materially since FYE, and therefore total current liabilities materially decreased to $164,296 at Q3 from $238,603 at FYE. This reflects the continued progress the Company has made in reducing its loans payable and accounts payable from the profits it has made during that time. Deferred revenue decreased from $134,184 at FYE to $123,060 at Q3, reflecting the continued amortization of income deferred from the advance payment of royalties from certain franchisees.

Material changes in the results of operations of Q3 compared to the third quarter of 2001 ("Q01") include the following: Because of the revenue received from the newly opened Hudson's franchisee in Marshfield, Wisconsin, revenues increased from $77,981 in Q01 to $93,288 in Q3. Other than the Marshfield franchisee, franchise fees decreased for the restaurants open for more than a year. General and administrative expenses increased during Q3 to $63,826 from $56,468 during Q01, mostly as a result of slightly higher salaries, professional expenses and consulting expenses. As a result, income from operations increased only moderately to $28,583 during Q3 from income of $19,810 during Q01. Because total other income changed only slightly, net income for Q3 increased moderately to $40,894 from $34,795 in Q01.

Material changes in the results of operations for this year to date ("YTD02") compared to last year to date ("YTD01") include the following. Revenues slightly increased to $225,066 during YTD02 from $219,942 during YTD01, because of the increased revenues from the newly opened Marshfield franchisee. General and administrative expenses and total operating costs were about the same in YTD02 as they were in YTD01, and thus, income from operations only increased slightly from $24,566 in YTD01 to $28,844 in YTD02. A drop in settlement income from YTD01 to YTD02 was offset by an increase in gain from assets disposed of during the second quarter, and as a result total other income increased to $52,282 during YTD02 from $48,820 in YTD01. With the slight decrease in income from operations during YTD02, the slight increase in total other income produced an increase in net income for YTD02 to $81,126 from $73,386 for YTD01.

Income (loss) per common share (both basic and diluted) was less than $.01 per share for Q3 and for Q01; and it was $0.01 per share for both YTD01 and YTD02.

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

The issuer is currently allocating most of its cash flow to pay off accounts payable; it plans to continue to do so until all of its past due debts are essentially paid off. This may take the next several years to accomplish. The Company's cash balance of $25,182 at September 30, 2002, was $1,288 more than at the year ended December 31, 2001.

The issuer does not sustain much seasonal volatility in revenues since its franchisees are dispersed geographically and climactically. Additionally, it does not have any material commitments for capital expenditures and doesn't plan any in the foreseeable future.

Item 3. Disclosures; Controls and Procedures.

With the participation of management, the Company's President evaluated the Company's disclosure controls and procedures during the week before the date of this report. Based on this evaluation, the President concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarterly period ended September 30, 2002. Subsequent to November 8, 2002, through the date of this filing of Form 10-QSB for the quarterly period ended September 30, 2002, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The registrant incorporates by reference its response in its Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2002, and accepted by the Commission on April 15, 2002. The Company is not involved in any legal proceedings and knows of no matters that have been threatened against the Company.

Item 2. Changes in Securities.

There was no change in securities during the quarter ending September 30, 2002.

Item 3. Defaults Upon Senior Securities.

The registrant does not currently have any senior securities outstanding. Consequently, there are no defaults on senior securities.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during Q3.

Item 5. Other Information.

The registrant signed a new franchise agreement for the opening of a Hudson's Grill in Marshfield, Wisconsin, in the quarter ending September 30, 2002, and the franchisee opened its Hudson's Grill restaurant for business during the second week of September 2002. Otherwise, the registrant does not have any material new information that has not already been disclosed in Forms 8-K, 10-QSB and 10-KSB.

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

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ending September 30, 2002, or shortly thereafter:

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

(Registrant) HUDSON'S GRILL INTERNATIONAL, INC. By: s/s David L. Osborn David L. Osborn, President Date: November 13, 2002

I, David L. Osborn, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Hudson's Grill International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/David L. Osborn [Signature] President

f\sec\o01.020630

BALANCE SHEETS

ASSETS

	September 30,	December 31
	2002	2001
	(Unaudited)
CURRENT ASSETS:
Cash	$ 25,182	$ 23,894
Accounts receivable	24,538	22,313
Prepaid expenses and other	10,166	9,993
Total current assets	59,886	56,200

PROPERTY AND EQUIPMENT, at cost:
Furniture and office equipment	17,868	15,813
Restaurant furniture and equipment	-	23,416
Total property and equipment	17,868	39,229
Less accumulated depreciation	(16,788)	(33,959)
Property and equipment, net	1,080	5,270

LONG-TERM RECEIVABLE	103,002	106,803

Total assets	$ 163,968	$ 168,273

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Line of credit	$ 11,314	$ 14,299
Loans payable	45,000	58,198
Accounts payable and accrued expenses	20,740	54,204
Accounts payable to related parties	83,952	99,612
Advances from related parties	3,290	12,290
Total current liabilities	164,296	238,603

DEFERRED REVENUE	123,060	134,184

STOCKHOLDERS' DEFICIT:
Common stock, Class A, no par value, 100,000,000 shares authorized, 7,256,986 shares issued and outstanding	142,545	142,545
Common stock, Class B, no par value, 15,000,000 shares authorized; no shares issued and outstanding	-	-
Additional paid-in capital	-	-
Accumulated deficit	(265,933)	(347,059)
Total stockholders' deficit	(123,388)	(204,514)

Total liabilities and stockholders' deficit	$ 163,968	$ 168,273

STATEMENTS OF INCOME

Three Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$ 93,288	$ 77,981	$ 225,066	$ 219,942

OPERATING COSTS:
General and administrative	63,826	56,468	191,977	190,267
Depreciation and amortization	879	1,703	4,245	5,109
Total operating costs	64,705	58,171	196,222	195,376

Income from operations	28,583	19,810	28,844	24,566

OTHER INCOME (EXPENSE):
Settlement income	9,000	9,000	27,000	34,000
Income from sale of assets	1,971	4,909	3,186	10,111
Gain from assets disposed	-	-	18,000	-
Interest income	1,997	2,448	6,777	9,284
Interest expense	(657)	(1,372)	(2,681)	(4,575)
Total other income (expense)	12,311	14,985	52,282	48,820

NET INCOME	$ 40,894	$ 34,795	$ 81,126	$ 73,386

NET INCOME PER SHARE (basic and diluted)	*	*	.01	.01

WEIGHTED AVERAGE OUTSTANDING SHARES (basic and diluted)	7,256,986	6,956,986	7,256,986	6,956,986

*Less than $.01 per share

STATEMENTS OF CASH FLOWS

Nine Months Ended
September 30,
	2002	2001
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 81,126	$ 73,386
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,245	5,109
Amortization of deferred revenue	(11,124)	(18,759)
Gain from assets disposed	(18,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,225)	(677)
Prepaid expenses and other	(173)	374
Accounts payable and accrued expenses	(33,464)	(57,236)
Accounts payable to related parties	(15,660)	(11,601)

Net cash provided by (used in) operating activities	4,725	(9,404)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of note receivable	3,801	14,939
Purchases of property and equipment	(2,055)	-
Proceeds from disposal of assets	20,000	-

Net cash provided by investing activities	21,746	14,939

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of advances from related parties	(9,000)	(2,800)
Repayment of line of credit and notes payable	(16,183)	(5,676)

Net cash used in financing activities	(25,183)	(8,476)

NET INCREASE (DECREASE) IN CASH	1,288	(2,941)

CASH, beginning of period	23,894	21,054

CASH, end of period	$ 25,182	$ 18,113

NOTES TO FINANCIAL STATEMENTS

1. Unaudited Information

The balance sheet of Hudson's Grill International, Inc. (the "Company") as of September 30, 2002 and the income statements for the three and nine month periods ended September 30, 2002 and 2001 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of September 30, 2002 and the results of operations for the three and nine months ended September 30, 2002 and 2001.

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

2. Continuing Operations

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a working capital deficit of $104,410 and an accumulated deficit of $265,933 as of September 30, 2002. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company intends to continue to sell franchises in an attempt to improve operating results. Management also intends to use excess profits to pay down the Company's debts. There can be no degree of assurance that the Company will be successful in these efforts.

The accompanying financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the company to continue as a going concern.

3. Contingency

The Company's former parent, Hudson's Grill of America, Inc. ("HGAI") had been involved in litigation arising from a lease associated with a franchised restaurant location that ceased operations. On June 17, 2002, judgment in favor of the landlord was rendered in the amount of $37,042. In addition, HGAI may be secondarily liable under other leases for restaurants it sold in prior years. None of these restaurants, lease agreements or obligations were transferred to or assumed by the Company. The Company, based upon consultation with its legal counsel, is of the opinion that the former parent's actual and contingent obligations with respect to these leases will not ultimately be attributable to the Company, but that if a creditor obtained a judgment against the former parent, stock in the Company formerly held by HGAI might be subject to attachment or execution by the creditor under certain limited circumstances. Accordingly, the Company believes these matters will not have a material adverse effect on the Company's financial condition or results of operations, and no provision for any estimated loss is reflected in the accompanying financial statements.

4. Stock Options

The Company president's compensation includes the granting of stock options. In the past, the president was granted 50,000 stock options per month. The Company in the past also granted 10,000 stock options per month to each of the two directors of the Company, as compensation for services as directors.

In May 2002, the directors decided to cancel stock options granted during 2002. A total of 350,000 stock options that were already granted were cancelled, and the monthly grant of 70,000 stock options was discontinued.

5. Earnings Per Share

Basic earnings per share are calculated on the weighted average number of common shares outstanding during each period. No stock options exercisable at September 30, 2002 and 2001, had a dilutive effect on earnings per share.

***************