Form 10KSB
period 2002-12-31
HUDSONS GRILL INTERNATIONAL INC
filed 2003-04-01
CIK 1104254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

$302,259

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

The average bid and asked on March 14, 2002, was $.01 per share. The issuer has 7,256,986 shares outstanding; thus, on that date the market value of the voting stock was $72,570.

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

7,256,986

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2003, are incorporated by reference into Parts II and III.

PART I

ITEM 1. BUSINESS

Hudson's Grill International, Inc. (the "Company" or "Hudson's" or "Hudson's Grill"), was incorporated on October 30, 1997, in Texas, and certain assets were transferred to the Company on December 1, 1997, from its former parent, Hudson's Grill of America, Inc. ("HGA"). Currently, the Company franchises Hudson's Grill Restaurants.

Hudson's Grill Restaurants are full service restaurants that serve lunch and dinner and a wide range of alcoholic beverages. On December 31, 2002, there were ten Hudson's Grill restaurants; all ten were franchised, and one is recent. In September 2002, a franchisee opened a Hudson's Grill in Marshfield, Wisconsin. The company's major focus is to expand the Hudson's Grill operations through franchising instead of through ownership. The Hudson's Grill restaurants are currently operating in California, Michigan, Wisconsin and Texas. The Company is still accepting franchises, but the franchise market and the restaurant market are very competitive. Many other franchisers have substantially more capital, thereby making it much more difficult to compete against them.

BRIEF SUMMARY OF MAJOR EVENTS OVER THE PAST THREE YEARS.

On December 28, 2002, the franchisee of the Santa Barbara, California franchise, sold his lease, and the Hudson's Grill at that location was closed. On April 30, 2002, the Oxnard, California franchisee lost his lease, and the Hudson's Grill at that location was also closed.

On September 9, 2002, Acceleration, LLC, a company associated with William W. Hall, formerly a Burger King franchisee, opened a Hudson's Grill in Marshfield, Wisconsin. It is a free standing building that uses the new prototype developed over the past several years.

On December 18, 2000, Acceleration, LLC, opened a Hudson's Grill in Wausau, Wisconsin. It, too, is a free standing building that uses the new prototype developed over the past several years.

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

HUDSON'S FRANCHISE AGREEMENTS.

The Company owns the trademark registrations for two "Hudson's Grill" logos and for the "Hudson's" name. It has also received registration of its "Burgers*Shakes*Rock'n Roll" mark. The Company has secured a permit from the California Department of Corporations to issue Hudson's Grill franchises in California and uses a Uniform Franchise Offering Circular where permitted. As of December 31, 2002, the Company had ten franchised restaurants that were in operation. The current standard terms to franchise a restaurant are an initial fee of Thirty Five Thousand Dollars and a royalty of four percent of sales, and require that three percent of sales be used for advertising, of which one percent is to be paid to the Company for collective advertising. For these payments, the Company is obligated to do the following: screen and train potential franchisees, review and approve sites, and provide an operations manual and assistance. The Company is not currently collecting the one percent advertising fees since collective advertising does not make sense with the current franchisees because they are too far from each other.

EMPLOYEES AND UNIONS.

At December 31, 2002, the Company employed one person, who is the receptionist/administrative assistant/bookkeeper for the Company. The President works only part time, and is paid $1,000 a month; each month he also is granted seven year options to purchase 50,000 shares of the Company's stock for anywhere from $.005 to $.05 above the market price on the last day of the preceding month; the exact exercise price within the range depends on how much the options impact the financial statements of the Company.

The Company is not a party to any collective bargaining agreements.

ITEM 2. PROPERTIES

At December 31, 2002, the Company was the primary lessee for its headquarters in Dallas, Texas. The headquarters lease is month-to-month. The Company shares office space with its largest shareholder, who is a part owner of the lessor. The office space is sufficient to meet the Company's current needs, and it expects that its needs will be satisfied with this space for the foreseeable future.

All of the Company's restaurant equipment that it still owns is owned free and clear by the Company. The Company's restaurant equipment is currently stored in a warehouse and is for sale. Currently, the Company has no real property and has no real estate related investments.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION.

In early 2001, the Company's Common Stock, no par value, began trading over-the-counter on the NASD OTC Bulletin Board under the National Association of Security Dealers ("NASD") symbol "HGII." As of March 14, 2003, there were approximately 320 registered holders of record of the Company's Common Stock (this excludes shareholders whose stock is held by a nominee or in "street name," because a nominee or street name holder is counted as one registered shareholder even if a nominee is holding stock for many shareholders). The following table sets forth the reported high and low bid prices of the Common Stock for the periods indicated as regularly quoted by the NASD OTC Bulletin Board, based on the infrequent transactions in the Company's stock reported on Yahoo and the recollection of its officers. The table does not reflect offer prices, and the prices that are shown, are in U.S. Dollars. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

FISCAL YEAR ENDED DECEMBER 31, 2002	High	Low
First Quarter ended March 31, 2002	.01	.01
Second Quarter ended June 30, 2002	.15	.01
Third Quarter ended September 30, 2002	.015	.005
Fourth Quarter ended December 31, 2002	.015	.005

FISCAL YEAR ENDED DECEMBER 31, 2001	High	Low
First Quarter ended March 31, 2001	.02	.01
Second Quarter ended June 30, 2001	.02	.01
Third Quarter ended September 30, 2001	.10	.02
Fourth Quarter ended December 31, 2001	.02	.01

As of March 26, 2003, the closing bid price of the Common Stock was $.01. Historical information about the price of the Company's common stock can sometimes be obtained from the Internet by visiting the following site at Yahoo.com: go to "http://finance.yahoo.com/q?s=HGIIA.OB&d=t" (but don't use the apostrophes).

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

For the year ended December 31, 2002, the Company had a net income of $139,502. This compares to net income of $75,732 for the year ended December 31, 2001. In 2002, $81,705 of the net income came from operations, while $57,797 came from other income. This compares with income from operations in 2001 of $17,839 and other income in 2001 of $57,893.

In 1993, a franchisee agreed to pay a higher initial franchise fee in return for a reduced royalty fee. The Company defers its recognition of the additional fee amount, and is amortizing it into income through 2014. In the fourth quarter of 2002, the Company recognized additional income of $13,065 associated with a successor franchisee's closure of one of four restaurants covered by the arrangement. This increase in recognition accounts for some of the increase in revenues and in net income from 2001 to 2002.

The Company has disposed of all of its direct and indirect restaurant operations and is solely in the franchising business.

REVENUES.

Franchise revenues increased despite slackening general demand nationwide and a fire at one of the Company's franchisees; like other domestic companies, the slowdown in the United States economy has greatly affected restaurant sales. The increase was due to the addition of a new franchise in Marshfield, Wisconsin. The royalties from this new franchise more than offset the fees that used to come from the Oxnard franchise that closed in April 2002 and also offset the loss in fees from a fire at Marquette, Michigan, which closed that restaurant for one month, and the general decline in the other franchisees' royalty fees. As a result, franchising revenues increased in 2002 to $315,324 from $287,608 for the year ended December 31, 2001. The 2002 revenues included initial franchise fees from new restaurants of $15,000, paid for by the new franchisee in Marshfield, Wisconsin. The Company had no initial restaurant franchise fees in 2001, but a new franchisee began operations in 2001 at Wausau, Wisconsin, and the franchise royalty fees from the new franchisee offset some of the decline in initial franchising fees.

COSTS AND EXPENSES.

Operating costs in 2002 were $233,619; this is a decrease from 2001, when operating costs were $269,769. The decrease is mostly due to lower legal expenses as a result of litigation that was completed in 2001; the legal expenses declined by $37,424. Other material changes include: (1) salaries/consulting increased as a group by $12,483 because of the hiring of a West Coast representative to monitor the California based Hudson's Grills; (2) training for new franchisees decreased by $4,489 since the Company didn't have to train any new franchisees (the Marshfield franchisee's employees were trained by the personnel from Wausau, Wisconsin); (3) travel increased by $5,437 -- this was due to travel by Company directors and officers as part of a plan to visit each Hudson's Grill in 2001 and 2002; and (4) depreciation that decreased by $3,118 that was due to the sale of the Company's equipment that it was formerly leasing to the Oxnard franchisee.

Other income remained about the same in 2002 as it was in 2001. Nonetheless, certain items within this category has material changes. Settlement income decreased slightly by $7,000 in 2002 to $36,000, where it will remain until the settlement agreement with the former Pomona franchisee is completed. This is due to a settlement in early 2001 with a former franchisee, in which the franchisee paid an initial $10,000 and will be paying $3,000 monthly until he has paid the Company a total of $108,000. The Company had a one-time gain in 2002 of $18,000 on the disposal/sale of assets involved in the Oxnard closing as compared to no one-time gains registered in 2001. Income from the sale of assets decreased in 2002 to $3,187 from $12,706 in 2001. This decreased because income from the sale of the Hornblowers restaurant formerly owned by the Company is recognized on an installment basis as cash is collected; cash collections were lower in 2002, and thus, less income was recognized.

LIQUIDITY AND CAPITAL RESOURCES.

At December 31, 2002, the Company had negative working capital of $62,174 as compared to December 31, 2001, when the Company had negative working capital of $182,403.

Changes in its liquidity and capital will depend mostly on continuing royalty fees received from franchisees using the Company's trademark and restaurant concept. This in turn will be reflective of the general economies in the areas where Hudson's Grill restaurants are located. Unfortunately, at the present time, most of the U.S. is suffering a general decline. As long as this continues, the year to year sales at the Company's franchisees will likely decline as a whole, too.

The Company is currently allocating more of its cash flow to pay off accounts payable; it plans to continue to do so until all of its past due debts are essentially paid off. This may take the next several years to accomplish. The Company's cash balance of $46,167 at December 31, 2002, was $22,273 more than at the year ended December 31, 2001. The Company is also beginning to increase its cash reserves in order to withstand any more substantial, future downturn in the U.S. economy. It will, however, spend some of the reserve in April 2003 to hold a gathering of its franchisees in Las Vegas, Nevada. The Company has not held such a gathering in many years.

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

CRITICAL ACCOUNTING POLICIES.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of management's judgment in making estimates and assumptions that affect amounts reported in the financial statements and the accompanying notes. Summarized below are the accounting policies management believes are most critical to the preparation of the Company's financial statements.

Initial franchise fees are recognized as revenue only after the Company has substantially performed or satisfied all material services or conditions relating to the sale of a new franchise. Continuing franchise fees are recognized as revenue as the fees are earned and collection from the franchisee is reasonably assured. The Company uses the installment method of accounting in those cases when revenue is collectible over an extended period. An allowance for doubtful accounts, if deemed necessary, is recorded based upon management's assessment of a franchisee's inability to make payment.

Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this accounting method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company is subject to various claims and contingencies arising out of the normal course of business. Liabilities related to commitments and contingencies are recognized when a loss is probable and reasonably estimable.

The Company's significant accounting policies are more fully described in Note 2 to the financial statements that are attached following Item 13.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

Recently issued pronouncements can be found in Note 2 in the Financial Statements that are attached following Item 13.

DISCLOSURES; CONTROLS AND PROCEDURES

With the participation of management, the Company's President evaluated the Company's disclosure controls and procedures during the week before the date of this report. Based on this evaluation, the President concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its annual report on Form 10-KSB for the annual period ended December 31, 2002. Subsequent to March 3, 2003, through the date of this filing of Form 10-KSB for the annual period ended December 31, 2002, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 7. FINANCIAL STATEMENTS

Attached following Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

Incorporated by reference from the Proxy Statement (the "Proxy Statement") to shareholders relating to the annual meeting to be held June 4, 2003. No changes or disagreements are known.

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

There are no exhibits.

(b) Reports on Form 8-K

The Company filed no Forms 8-K during the last quarter of the fiscal year ending December 31, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	HUDSON'S GRILL INTERNATIONAL, INC. By: /s/ David L. Osborn David Osborn, President

Date: March 31, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature /s/ David L. Osborn	Title	Date
DAVID L. OSBORN /s/ Robert W. Fischer	President	March 31, 2003
ROBERT W. FISCHER /s/ Anthony B. Duncan	Director	March 31, 2003
ANTHONY B. DUNCAN	Director	March 31, 2003

I, David L. Osborn, certify that:

1. I have reviewed this annual report on Form 10-KSB of Hudson's Grill International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/David L. Osborn [Signature] President

f\sec\030331.o01

INDEPENDENT AUDITOR'S REPORT

HUDSON'S GRILL INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENTS

PAGE

INDEPENDENT AUDITOR'S REPORT F-1

FINANCIAL STATEMENTS

Balance Sheets at December 31, 2002 and 2001 F-2

Statements of Income for the Years Ended December 31, 2002 and 2001 F-3

Statements of Stockholders' Deficit for the Years Ended December 31, 2002 and 2001 F-4

Statements of Cash Flows for the Years Ended December 31, 2002 and 2001 F-5

NOTES TO FINANCIAL STATEMENTS F-6

INDEPENDENT AUDITOR'S REPORT

Board of Directors

Hudson's Grill International, Inc.

Dallas, Texas

We have audited the accompanying balance sheets of Hudson's Grill International, Inc. as of December 31, 2002 and 2001, and the related statements of income, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hudson's Grill International, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Hein + Associates llp

March 3, 2003

Dallas, Texas

BALANCE SHEETS

ASSETS

	December 31,
	2002	2001
CURRENT ASSETS:
Cash	$ 46,167	$ 23,894
Accounts receivable, no allowance for doubtful accounts	22,371	22,313
Prepaid expenses and other current assets	10,135	9,993
Total current assets	78,673	56,200

PROPERTY AND EQUIPMENT, at cost:
Furniture and office equipment	17,869	15,813
Restaurant furniture and equipment	-	23,416
Total property and equipment	17,869	39,229
Accumulated depreciation	(16,157)	(33,959)
Net property and equipment	1,712	5,270

LONG-TERM RECEIVABLE	103,002	106,803

Total assets	$ 183,387	$ 168,273

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Line of credit	$ 9,037	$ 14,299
Loans payable	45,000	58,198
Accounts payable and accrued expenses	10,068	54,204
Accounts payable to related parties	76,452	99,612
Advances from related party	290	12,290
Total current liabilities	140,847	238,603

DEFERRED REVENUE	107,552	134,184

Total liabilities	248,399	372,787

COMMITMENTS AND CONTINGENCIES (Note 1 and 6)

STOCKHOLDERS' DEFICIT:
Common stock, Class A, no par value; 100,000,000 shares authorized, 7,256,986 shares issued and outstanding at 2002 and 2001, respectively	142,545	142,545
Common stock, Class B, no par value; 15,000,000 shares authorized, no shares issued and outstanding	-	-
Accumulated deficit	(207,557)	(347,059)
Total stockholders' deficit	(65,012)	(204,514)

Total liabilities and stockholders' deficit	$ 183,387	$ 168,273

STATEMENTS OF INCOME

	Years Ended December 31,
	2002	2001

REVENUE	$ 315,324	$ 287,608

OPERATING COSTS	233,619	269,769

Income from operations	81,705	17,839

OTHER INCOME (EXPENSE):
Settlement income	36,000	43,000
Gain on disposal of assets	18,000	-
Income from sale of assets	3,187	12,706
Interest income	6,844	11,185
Interest expense	(6,234)	(8,998)
Total other income (expense), net	57,797	57,893

NET INCOME	$ 139,502	$ 75,732

NET INCOME PER COMMON SHARE - basic and diluted	$ 0.02	$ 0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - basic and diluted	7,256,986	6,981,986

STATEMENTS OF STOCKHOLDERS' DEFICIT

Years Ended December 31, 2002 and 2001

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, January 1, 2001	6,656,986	$ 118,545	$ 5,289	$ (410,080)	$ (286,246)

Stock issued in connection with employment agreement	300,000	18,000	(5,289)	(12,711)	-

Stock issued in connection with consulting agreement	300,000	6,000	-	-	6,000

Net income	-	-	-	75,732	75,732

BALANCE, December 31, 2001	7,256,986	142,545	-	(347,059)	(204,514)

Net income	-	-	-	139,502	139,502

BALANCE, December 31, 2002	7,256,986	$ 142,545	$ -	$ (207,557)	$ (65,012)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 139,502	$ 75,732
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,613	6,732
Value assigned to stock issued for consulting services	-	6,000
Gain on disposal of assets	(18,000)	-
Amortization of deferred franchise fee	(23,446)	(11,240)
Amortization of deferred income from sale of assets	(3,186)	(12,706)
Changes in operating assets and liabilities:
Accounts receivable	(58)	(6,233)
Prepaid expenses and other current assets	(142)	704
Accounts payable and accrued expenses	(44,136)	(42,477)
Accounts payable to related parties	(23,160)	(20,000)
Net cash provided by (used in) operating activities	30,987	(3,488)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of note receivable	3,801	18,672
Proceeds from disposal of assets	20,000	-
Purchases of property and equipment	(2,055)	-
Net cash provided by investing activities	21,746	18,672

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit and loans payable	(18,460)	(7,444)
Repayment of advances from related parties	(12,000)	(4,900)
Net cash used in financing activities	(30,460)	(12,344)

NET INCREASE IN CASH	22,273	2,840

CASH, beginning of year	23,894	21,054

CASH, end of year	$ 46,167	$ 23,894

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$ -	$ -
Interest paid	$ 6,200	$ 8,000

1. Organization and Basis of Presentation

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

The Company owns the franchise rights to the Hudson's Grill restaurant concept. The Company currently provides management and support services to ten franchised restaurants located in Texas, California, Michigan and Wisconsin.

Continuing Operations

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a working capital deficit of $62,174 and a stockholders' deficit of $65,012 as of December 31, 2002. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company intends to continue to sell franchises in an attempt to improve operating results. Management also intends to use excess profits to pay down the Company's debts. There can be no degree of assurance that the Company will be successful in these efforts.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally five to seven years). Depreciation expense was $3,613 and $6,732 for the years ended December 31, 2002 and 2001, respectively. Maintenance and repairs are expensed as incurred.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows associated with an asset and its eventual disposition is less than the asset's carrying amount. There was no impairment of the value of such assets for the years ended December 31, 2002 and 2001.

Revenue Recognition

Initial franchise fees are recognized as revenue when all material services or conditions relating to the sale have been substantially performed or satisfied and collection is certain. Continuing franchise fees are recognized as revenue as the fees are earned and become receivable from the franchisee.

Stock-Based Compensation

The Company accounts for stock options granted to directors and employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB No. 25") and related interpretations. Pro forma disclosures of compensation expense determined under the fair value method required under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") and SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123 are discussed in Note 8.

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

Per Share Data

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding for the period. Common stock equivalents are excluded from the computation if such inclusion would have an anti-dilutive effect. There were no dilutive common stock equivalents at December 31, 2002 and 2001.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates made by the Company's management include the allowance for doubtful accounts, carrying amount of a note receivable and contingent lease liabilities.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, ("SFAS 146") which addresses accounting and reporting for exit and disposal activities. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002, with early adoption permitted. Adoption of this new standard is not expected to have a material impact on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement 123, ("SFAS 148"). SFAS 148 amends SFAS 123 to provide alternative transition methods for entities voluntary change in their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company currently plans to continue to account for its stock-based compensation using the intrinsic value method as prescribed by APB No. 25 and will comply with the new disclosure requirements beginning with these financial statements.

3. Franchise Activities

Under the terms of the Company's standard franchise agreement, franchisees are obligated to pay the Company an initial franchise fee and a weekly continuing franchise fee ("royalty") of generally 4% of gross restaurant revenues. Each franchisee must spend 3% of gross sales on approved advertising, including a weekly 1% marketing fee contributed to the Company's marketing fund. The Company is obligated to provide initial training, continuing management assistance, administration of advertising and sales promotion programs and establishment and monitoring of a marketing fund. During the years ended December 31, 2002 and 2001, the Company received no contribution toward the marketing fund nor has the marketing fund been maintained.

One franchisee agreed to pay a higher initial franchise fee in return for a reduced royalty fee. The Company deferred its recognition of the additional fee amount, and is amortizing it into income through 2014. In the fourth quarter of 2002, the Company recognized income of $13,065 associated with the franchisee's closure of one of four restaurants covered by the arrangement. Unamortized initial franchise fee at December 31, 2002 and 2001 of $39,194 and $62,640, respectively, were included in deferred revenue.

During the year ended December 31, 2002 the Company added a new franchisee in Wisconsin. The franchisee paid an initial franchise fee of $15,000 in connection with a restaurant, which opened in the third quarter of 2002. In December 2002, two of the Company's franchisees located in California closed their restaurants and terminated their franchise agreements.

Franchising revenues consisted of the following for the years ended December 31,:

	2002	2001

Initial franchise fee	$ 15,000	$ -
Amortization of deferred franchise fee	23,446	11,240
Royalty fees	276,878	276,368
Total franchise revenue	$ 315,324	$ 287,608

4. Sale of Assets

Prior to the distribution transaction described in Note 1, the Company's Parent sold a restaurant and agreed to receive a promissory note as consideration. The note receivable was not paid at maturity, but the debtor continued to make payments, and the balance of principal and accrued interest was refinanced on December 31, 2002. The referenced note bears interest at 6%, requires monthly principal and interest payments of $1,600 until fully repaid and is collateralized by certain assets of the restaurant sold. Unpaid balances under the note at December 31, 2002 and 2001 were $103,002 and $106,803, respectively. The gain on the sale was deferred and income is being recognized on an installment basis. At December 31, 2002 and 2001, the deferred gain on the sale totaled $68,358 and $71,544, respectively. The Company recognized income of $3,186 and $12,706 from the sale of these assets during the years ended December 31, 2002 and 2001, respectively.

5. Debt

The Company has a revolving line of credit with a financial institution which provides for borrowings of up to $30,000. Balances outstanding at December 31, 2002 and 2001 under the line of credit were $9,037 and $14,299, respectively. Borrowings bear interest at a variable rate (13.25% at December 31, 2002) and are secured by the personal guarantee of the president of the Company. Principal and interest payments are due on demand.

Loans payable consisted of the following at December 31,:

	2002	2001
Loan payable to a financial institution; interest at 7%, unsecured and principal and interest payments due on demand	$ 45,000	45,000

Bank credit card debt, interest at variable rate, unsecured; paid-off in 2002	-	13,198
	$ 45,000	$ 58,198

6. Commitments and Contingencies

In January 2001, the Company received a judgment with respect to certain assets previously written-off. The judgment and related settlement agreement provided for $118,000 to be paid by the defendant to the Company. The first payment on the settlement of $10,000 was received in January 2001. Thirty-six future payments of $3,000 per month were established, and began in February 2001. The Company is recognizing income for the payments as received.

The Company's former parent, HGAI, had been involved in litigation arising from a lease associated with a franchised restaurant location that ceased operations. On June 17, 2002, judgment in favor of the landlord was rendered in the amount of $37,042. In addition, HGAI is secondarily liable under other leases for restaurants it sold in prior years. None of these restaurants, lease agreements or obligations were transferred to or assumed by the Company. The Company, based upon consultation with its legal counsel, is of the opinion that the former parent's actual and contingent obligations with respect to these leases will not ultimately be attributable to the Company, but that if a creditor obtained a judgment against the former parent, stock in the Company formerly held by HGAI might be subject to attachment or execution by the creditor under certain limited circumstances. Accordingly, the Company believes these matters will not have a material adverse effect on the Company's financial condition or results of operations, and no provision for any estimated loss is reflected in the accompanying financial statements.

7. Income Taxes

There was no provision for income taxes in the years ended December 31, 2002 and 2001 due to the carryforward of net losses ("NOL") incurred in prior years. The Company had no material deferred tax liabilities at December 31, 2002 and 2001.

Deferred taxes consisted of the following at December 31,:

	2002	2001
Deferred tax assets:
Deferred revenue	$ 37,000	$ 46,000
Net operating loss	199,000	247,000
Total deferred tax assets	236,000	293,000
Valuation allowance	(236,000)	(293,000)
Net deferred taxes	$ -	$ -

The net change in the valuation allowance for deferred tax assets was a decrease of $57,000 and $26,000 in 2002 and 2001, respectively. The changes related primarily to changes in the NOL.

At December 31, 2002 NOL carryforwards of approximately $586,000 were available to offset future taxable income and expire through 2018.

The Company's effective income tax rate varied from the federal statutory rate for the years ended December 31, as follows:

	2002	2001

Federal income tax at statutory rate	34%	34%
Net operating loss carryforward	(34%)	(34%)
Total effective income tax rate	0%	0%

8. Stock Options

The Company president's compensation is established at the sole discretion of the board of directors and includes the granting of stock options. In January 2000, the Company granted the president 100,000 stock options per month in lieu of salary. Effective February 2001, the president received a monthly salary of $1,000 and was granted 50,000 stock options per month. The Company granted the president options to purchase a total of 650,000 shares of the Company's common stock during the year ended December 31, 2001.

The Company also grants 10,000 stock options per month to each of the directors of the Company as compensation for services as directors. The Company granted the directors options to purchase 240,000 shares of the Company's common stock during the year ended December 31, 2001.

All options granted during 2001 vested immediately, were issued with an exercise price of $0.10, which exceeded the market value of the Company's common stock on the date of grant, and expire seven years from the date of grant.

In May 2002, the board of directors decided to cancel all stock options granted during January through May 2002. A total of 350,000 stock options that were already granted were cancelled, and the monthly grant of 70,000 stock options was discontinued.

On December 17, 2002, the Company granted options to purchase a total of 600,000 and 240,000 shares of the Company's common stock to the president and the directors, respectively.

The options granted in December 2002 vested immediately, were issued with an exercise price of $0.015, which exceeded the market value of the Company's common stock on the date of grant, and expire seven years from the date of grant.

The following is a summary of stock options transactions:

	Options	Weighted Average Exercise Price

Outstanding at January 1, 2001	1,440,000	$ 0.10
Granted	890,000	0.10
Cancelled	-	-
Outstanding at December 31, 2001	2,330,000	$ 0.10
Granted	1,190,000	0.04
Cancelled	(350,000)	0.10
Outstanding at December 31, 2002	3,170,000	$ 0.08

Employee stock options are valued on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of options granted during 2002 and 2001 was $0.005 each year.

The following table summarizes information about options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price

$0.10	2,330,000	5 years	$0.10	2,330,000	$0.10
$0.015	840,000	7 years	$0.015	840,000	$0.015
	3,170,000		$0.08	3,170,000	$0.08

As permitted by SFAS 123, the Company applies APB No. 25 in accounting for its employee stock options, which requires compensation expense be recognized for grants of stock options when the quoted market price of the Company's common stock on the date the options were granted exceeds an option's exercise price. The Company did not grant any stock options with an exercise price that was less than the fair market value of the stock at the date of grant during the years ended December 31, 2002 and 2001. Accordingly, no compensation cost has been recognized for its employee stock options in the accompanying financial statements. Had compensation cost for the Company's stock options been determined consistent with the SFAS 123 fair value approach, the Company's net income and net income per common share for the years ended December 31, 2002 and 2001, on a pro forma basis, would have been as follows:

	2002	2001
Net income :
as reported	$ 139,502	$ 75,732
Add: Stock-based compensation expense included in reported net income	$ -	$ -
Deduct: Stock-based compen-sation expense determined under fair value method	$ (3,860)	$ (3,520)
Net Income: Pro forma	$ 135,642	$ 72,212

Net income per share:
as reported - basic and diluted	$ 0.02	$ 0.01
Pro forma - basic and diluted	$ 0.02	$ 0.01

The fair values of stock options granted during fiscal years 2002 and 2001 were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001
Volatility	50%	50%
Interest rate	4.00%	5.00%
Dividend yield	- %	- %
Expected life	7 years	7 years

9. Related Party Transactions

A law firm associated with a director of the Company provides legal services to the Company. During the years ended December 31, 2002 and 2001, the cost of these services to the Company were approximately $40,100 and $52,900, respectively. Related amounts included in accounts payable to related parties at December 31, 2002 and 2001 were approximately $76,400 and $98,600, respectively.

The Company assumed a loan of a former employee of the Parent with a financial institution. This loan is unsecured and bears interest at 7%. The balance outstanding on the loan was $45,000 at December 31, 2001 and 2002. Principal and interest payments are due on demand. See Note 5.

The Company assumed the bank credit card debt of a former employee. The obligation, which incurred interest at a variable rate, was paid-off during 2002. Outstanding balances at December 31, 2002 and 2001 of $0 and $13,198, respectively, were included in loans payable.

The Company leases its corporate office space from a firm in which the president of the Company is a partner. Rental cost for the office space was approximately $12,200 and $16,400 for the years ended December 31, 2002 and 2001, respectively. Unpaid rent expense to this firm included in accounts payable was immaterial at December 31, 2002 and 2001.

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

11. Concentrations of Credit Risk

In the normal course of business, the Company extends unsecured credit to franchisees. In addition, the Company's former parent sold a restaurant and took a promissory note as consideration (see Note 4). The income from the sale has been deferred and is recognized on an installment basis. At December 31, 2002, the balance outstanding under the note receivable and the related deferred income were $103,002 and $68,358, respectively. The Company's note receivable and accounts receivable are subject to potential credit risk. The maximum exposure assuming non-performance by the debtors is the amount shown on the balance sheet at the date of non-performance. The Company believes that an adequate allowance for uncollectible accounts has been established. The allowance for uncollectible accounts is continually monitored, and adjustments are made as necessary.

************