Form 10QSB
period 2003-03-31
HUDSONS GRILL INTERNATIONAL INC
filed 2003-05-15
CIK 1104254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

The issuer's cash at March 31, 2003 ("Q1") ($68,189) is $22,022 more than it was at December 31, 2002 ("FYE") ($46,167). This reflects reduced general and administrative expenses during the period. Due to the increase in cash and some smaller changes in accounts receivable and prepaid expenses, the current assets at Q1 increased to $99,016 from $78,673 at FYE. Net property and equipment is roughly the same at Q1 as it was at FYE; long term receivable has decreased $2,161 because of payments received in Q1 in connection with the 1995 sale of a restaurant. Thus, total assets at Q1 increased by almost $18,000 to $201,397 from $183,387 at FYE.

Current liabilities decreased by $11,878 to $128,969 at Q1 from $140,847 at FYE. This reflects the continued progress the Company has made in reducing its line of credit and accounts payable from the profits it has made during that time. Deferred revenue decreased slightly from $107,552 at FYE to $104,282 at Q1, reflecting the continued amortization of income deferred from the advance payment of royalties from certain franchisees and the gain from the 1995 sale of a restaurant.

Material changes in the results of operations of Q1 compared to the first quarter of 2002 ("Q02") include the following: Because of the revenue received from the newly opened Hudson's franchisee in Marshfield, Wisconsin, which opened September 9, 2002, revenues increased from $64,852 in Q02 to $73,646 in Q1. Other than the Marshfield franchisee, franchise fees decreased slightly for the restaurants open for more than a year. General and administrative expenses dropped by $23,114 during Q1 to $50,246 from $73,360 during Q02, mostly as a result of lower legal expenses. Various legal issues that had plagued the Company over the past few years were resolved by the middle of 2002, and the Company hasn't had any since then. As a result, income from operations increased by $33,420 to $23,229 during Q1 from a loss of ($10,191) during Q02. Because total other income changed only slightly, net income for Q1 increased materially to $33,158 from $1,712 in Q02.

Income per common share (both basic and diluted) was less than $.01 per share for Q1 and for Q02.

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

The issuer is currently allocating a major part of its cash flow to pay off accounts payable; it plans to continue to do so until all of its past due debts are essentially paid off. This may take the next several years to accomplish. The Company's cash balance of $68,189 at March 31, 2003, was $22,022 more than at the year ended December 31, 2002.

The issuer does not sustain much seasonal volatility in revenues since its franchisees are dispersed geographically and climactically. Additionally, it does not have any material commitments for capital expenditures and doesn't plan any in the foreseeable future.

Item 3. Disclosures; Controls and Procedures.

With the participation of management, the Company's President evaluated the Company's disclosure controls and procedures during the week before the date of this report. Based on this evaluation, the President concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarterly period ended March 31, 2003. Subsequent to May 8, 2003, through the date of this filing of Form 10-QSB for the quarterly period ended March 31, 2002, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The registrant incorporates by reference its response in its Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2003, and accepted by the Commission on April 17, 2003. The Company is not involved in any legal proceedings and knows of no matters that have been threatened against the Company.

Item 2. Changes in Securities.

There was no change in securities during the quarter ending March 31, 2003.

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

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ending March 31, 2003, or shortly thereafter.

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

(Registrant) HUDSON'S GRILL INTERNATIONAL, INC. By: s/s David L. Osborn David L. Osborn, President Date: May 15, 2003

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

Date: May 15, 2003	/s/David L. Osborn [Signature] President

f\sec\o01.030331

BALANCE SHEETS

ASSETS
March 31,	December 31,
2003	2002
(Unaudited)

CURRENT ASSETS:
Cash	$ 68,189	$ 46,167
Accounts receivable	21,103	22,371
Prepaid expenses and other	9,724	10,135
Total current assets	99,016	78,673

PROPERTY AND EQUIPMENT, at cost:
Furniture and office equipment	17,868	17,869
Less accumulated depreciation	(16,328)	(16,157)
Property and equipment, net	1,540	1,712

LONG-TERM RECEIVABLE	100,841	103,002

Total assets	$ 201,397	$ 183,387

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Line of credit	$ 4,825	$ 9,037
Loan payable	45,000	45,000
Accounts payable and accrued expenses	10,192	10,068
Accounts payable to related parties	68,952	76,452
Advances from related parties	-	290
Total current liabilities	128,969	140,847

DEFERRED REVENUE	104,282	107,552

CONTINGENCIES (Note 3 and 4)

STOCKHOLDERS' DEFICIT:
Common stock, Class A, no par value, 100,000,000 shares authorized, 7,256,986 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	142,545	142,545
Common stock, Class B, no par value, 15,000,000 shares authorized, no shares issued and outstanding	-	-
Accumulated deficit	(174,399)	(207,557)
Total stockholders' deficit	(31,854)	(65,012)

Total liabilities and stockholders' deficit	$ 201,397	$ 183,387

STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2003	2002
	(Unaudited)	(Unaudited)

REVENUE	$ 73,646	$ 64,852

OPERATING COSTS:
General and administrative	50,246	73,360
Depreciation and amortization	171	1,683
Total operating costs	50,417	75,043

Income (loss) from operations	23,229	(10,191)

OTHER INCOME (EXPENSE):
Settlement income	9,000	9,000
Income from sale of assets	1,470	1,215
Interest income	1,086	2,926
Interest expense	(1,627)	(1,238)
Total other income (expense)	9,929	11,903

NET INCOME	$ 33,158	$ 1,712

NET INCOME PER SHARE - basic and diluted	*	*

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - basic and diluted	7,256,986	7,256,986

*Less than $.01 per share

STATEMENTS OF CASH FLOWS

Three Months Ended
March 31,
2003	2002
(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 33,158	$ 1,712
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	171	1,683
Amortization of deferred revenue	(3,270)	(3,861)
Changes in operating assets and liabilities:
Accounts receivable	1,268	8,360
Prepaid expenses and other	411	19
Accounts payable and accrued expenses	124	(6,921)
Accounts payable to related parties	(7,500)	(6,360)

Net cash provided by (used in) operating activities	24,362	(5,368)

CASH FLOWS FROM INVESTING ACTIVITIES -
Repayment of note receivable	2,161	1,128

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of advances from related parties	(290)	(1,400)
Repayment of line of credit and notes payable	(4,211)	(2,317)

Net cash used in financing activities	(4,501)	(3,717)

NET CHANGE IN CASH	22,022	(7,957)

CASH, beginning of period	46,167	23,894

CASH, end of period	$ 68,189	$ 15,937

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$ -	$ -
Interest paid	$ 305	$ 1,200

1. Unaudited Information

The balance sheet of Hudson's Grill International, Inc. (the "Company") as of March 31, 2003 and the statements of operations for the three-month periods ended March 31, 2003 and 2002 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of March 31, 2003 and the results of operations for the three months ended March 31, 2003 and 2002.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company's financial statements as filed on Form 10-KSB for the year ended December 31, 2002.

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement 123 ("SFAS 148"). SFAS 148 amends SFAS No.123, Accounting for Stock-Based Compensation, ("SFAS 123"), to provide alternative transition methods for an entity's voluntary change in their accounting for stock-based compensation from the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB No. 25") and related interpretations to the fair value method under SFAS 123. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure of the pro forma effects of using the fair value method of accounting for stock-based compensation in interim as well as annual financial statements. The Company currently accounts for its stock-based compensation using the intrinsic value method as prescribed by APB No. 25. The disclosure provisions of SFAS No. 148 were adopted on December 31, 2002 and are discussed in Note 2.

2. Stock Options

The Company president's compensation includes the granting of stock options. Currently, the president is granted 50,000 stock options per month. The Company also grants 10,000 stock options per month to each of the two directors of the Company, as compensation for services as directors. All options were fully vested when granted and expire in seven years.

The Company accounts for stock options granted to its directors and employees using the intrinsic value method prescribed by APB No. 25 which requires compensation expense be recognized for stock options when the quoted market price of the Company's common stock on the date of grant exceeds the option's exercise price. No compensation cost has been reflected in net income for the granting of director and employee stock options as all options granted had an exercise price greater than the quoted market price of the Company's common stock on the date the options were granted.

Had compensation cost for the Company's stock options been determined consistent with the SFAS 123 fair value approach, the Company's net income and net income per common share for the three month periods ended March 31, 2003 and 2002, on a pro forma basis, would have been as follows:

Three Months Ended March 31,
	2003	2002

Net income: as reported	$ 33,158	$ 1,712
Add: Stock-based compensation expense included in reported net income	-	-
Deduct: Stock-based compensation expense determined under fair value method	(960)	(965)
Net income: pro forma	$ 32,198	$ 747

Net income per share:
as reported - basic and diluted	$ *	$ *
Pro forma - basic and diluted	$ *	$ *

* Less than $.01 per share

The fair values of stock options granted during fiscal years 2003 and 2002 were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2003	2002
Volatility	50%	50%
Interest rate	3.88%	4.00%
Dividend yield	- %	- %
Expected life	7 years	7 years

3. Continuing Operations

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a working capital deficit of $29,953 and a stockholders' deficit of $31,854 as of March 31, 2003. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company intends to continue to sell franchises in an attempt to improve operating results. Management also intends to use excess profits to pay down the Company's debts. There can be no degree of assurance that the Company will be successful in these efforts.

The accompanying financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the company to continue as a going concern.

4. Contingency

The Company's former parent, Hudson's Grill of America, Inc. ("HGAI") has been involved in litigation arising from a lease associated with a franchised restaurant location that has ceased operations. In addition, HGAI is secondarily liable under other leases for restaurants it sold in prior years. None of these restaurants, lease agreements or obligations were transferred to or assumed by the Company. The Company, based upon consultation with its legal counsel, is of the opinion that the former parent's actual and contingent obligations with respect to these leases will not ultimately be attributable to the Company, but that if a creditor obtained a judgment against the former parent, stock in the Company formerly held by HGAI could be subject to attachment or execution by the creditor under certain limited circumstances. Accordingly, the Company believes these matters will not have a material adverse effect on the Company's financial condition or results of operations, and no provision for any estimated loss is reflected in the accompanying financial statements.

5. Earnings Per Share

Basic earnings per share are calculated on the weighted average number of common shares outstanding during each period. No stock options exercisable at March 31, 2003 and 2002, had a dilutive effect on earnings per share.

***************