Form 10QSB
period 2003-06-30
HUDSONS GRILL INTERNATIONAL INC
filed 2003-08-14
CIK 1104254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The issuer's cash at June 30, 2003 ("Q2") ($72,897) is $26,730 more than it was at December 31, 2002 ("FYE") ($46,167). This reflects reduced general and administrative expenses during the period since the last year end. Due to the increase in cash and some smaller changes in accounts receivable and prepaid expenses, the current assets at Q2 increased to $104,087 from $78,673 at FYE. Net property and equipment is roughly the same at Q2 as it was at FYE; long term receivable has decreased $5,443 because of payments received in since the last year end in connection with the 1995 sale of a restaurant. Thus, total assets at Q2 increased by almost $20,000 to $203,015 from $183,387 at FYE.

Current liabilities decreased by $24,665 to $116,182 at Q2 from $140,847 at FYE. This reflects the continued progress the Company has made in reducing its line of credit and accounts payable from the profits it has made during that time. Deferred revenue decreased slightly from $107,552 at FYE to $100,246 at Q2, reflecting the continued amortization of income deferred from the advance payment of royalties from certain franchisees and the gain from the 1995 sale of a restaurant.

Material changes in the results of operations of Q2 compared to the second quarter of 2002 ("Q02") include the following: Because of revenue received from the newly opened Hudson's franchisee in Marshfield, Wisconsin, which opened September 9, 2002, and which revenue increase almost equaled the combined decreases from the other franchisees, revenues were roughly the same; $66,926 in Q02 and $66,401 in Q2. General and administrative expenses increased by $5,648 during Q2 to $60,439 from $54,791 during Q02, mostly as a result of slightly higher salary expense and travel and entertainment expense associated with the April meeting with franchisees. As a result, income from operations decreased by $4,661 to $5,791 during Q2 from $10,452 during Q02. Other income dropped by $15,419 because of a one time gain of $18,000 from assets disposed in Q02 did not recur in Q2. Thus, because of the decrease in other income and the decrease in income from operations, net income in Q2 decreased by $20,080 compared to Q02.

Income per common share (both basic and diluted) was less than $.01 per share for Q2 compared to $.01 in Q02.

Material changes in the results of operations for the six months ended June 30, 2003 ("YTD") compared to the same period in 2002 ("YTD02") include the following: Because an increase of $22,014 in revenue received from the new franchise in Marshfield, Wisconsin, more than offset declines (most notably at Santa Barbara, California (closed in December 2002), and Jackson, Michigan), revenues for YTD increased by $8,269 compared to YTD02. YTD general and administrative expenses decreased by $17,467 in YTD to $110,684 from $128,151 during Q02, mostly as a result of a $23,118 decrease in legal and accounting expenses. As a result, income from operations increased by $28,760 to $29,021 in YTD from $261 during YTD02. Other income dropped by $17,393 because of a one time gain of $18,000 from assets disposed in YTD02 did not recur in YTD. Thus, because of the decrease in other income and the increase in income from operations, net income in YTD increased by $11,367 compared to YTD02.

Income per common share (both basic and diluted) was $.01 per share for YTD and for YTD02.

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

The issuer is currently allocating a major part of its cash flow to pay off accounts payable; it plans to continue to do so until all of its past due debts are essentially paid off. This may take the next several years to accomplish. The Company's cash balance of $72,897 at June 30, 2003, was $26,730 more than at the year ended December 31, 2002.

The issuer does not sustain much seasonal volatility in revenues since its franchisees are dispersed geographically and climactically. Additionally, it does not have any material commitments for capital expenditures and doesn't plan any in the foreseeable future.

Item 3. Disclosures; Controls and Procedures.

With the participation of management, the Company's President evaluated the Company's disclosure controls and procedures as of the end of the quarter and during the week before the date of this report. Based on this evaluation, the President concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for this quarterly period. Subsequent to the end of last quarter, through the date of this filing of Form 10-QSB for this quarterly period, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any legal proceedings and knows of no matters that have been threatened against the Company.

Item 2. Changes in Securities.

There was no change in securities during the quarter ending June 30, 2003.

Item 3. Defaults Upon Senior Securities.

The registrant does not currently have any senior securities outstanding. Consequently, there are no defaults on senior securities.

Item 4. Submission of Matters to a Vote of Security Holders.

There were two matters submitted to a vote of security holders during Q2. The shareholders voted for three directors of the Company (David L. Osborn, Robert W. Fischer, and Anthony B. Duncan were elected) and voted for the appointment of Hein + Associates to be the Company's auditors.

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

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ending June 30, 2003, or shortly thereafter.

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

(Registrant) HUDSON'S GRILL INTERNATIONAL, INC. By: s/s David L. Osborn David L. Osborn, President Date: August 14, 2003

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the end of the quarter presented in this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: August 14, 2003	/s/David L. Osborn [Signature] President

f\sec\o01.030630

BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2003	2002
	(Unaudited)
CURRENT ASSETS:
Cash	$ 72,897	$ 46,167
Accounts receivable	21,376	22,371
Prepaid expenses and other	9,814	10,135
Total current assets	104,087	78,673

PROPERTY AND EQUIPMENT, at cost:
Furniture and office equipment	17,869	17,869
Less accumulated depreciation	(16,500)	(16,157)
Property and equipment, net	1,369	1,712

LONG-TERM RECEIVABLE	97,559	103,002

Total assets	$ 203,015	$ 183,387

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Line of credit	$ -	$ 9,037
Loan payable	45,000	45,000
Accounts payable and accrued expenses	9,730	10,068
Accounts payable to related parties	61,452	76,452
Advances from related parties	-	290
Total current liabilities	116,182	140,847

DEFERRED REVENUE	100,246	107,552

CONTINGENCIES (Note 3 and 4)

STOCKHOLDERS' DEFICIT:
Common stock, Class A, no par value, 100,000,000 shares authorized, 7,256,986 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	142,545	142,545
Common stock, Class B, no par value, 15,000,000 shares authorized, no shares issued and outstanding	-	-
Accumulated deficit	(155,958)	(207,557)
Total stockholders' deficit	(13,413)	(65,012)

Total liabilities and stockholders' deficit	$ 203,015	$ 183,387

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30,	SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$ 66,401	$ 66,926	$ 140,047	$ 131,778

OPERATING COSTS:
General and administrative	60,439	54,791	110,684	128,151
Depreciation and amortization	171	1,683	342	3,366
Total operating costs	60,610	56,474	111,026	131,517

Income from operations	5,791	10,452	29,021	261

OTHER INCOME (EXPENSE):
Settlement income	9,000	9,000	18,000	18,000
Income from sale of assets	2,233	-	3,703	1,215
Gain from assets disposed	-	18,000	-	18,000
Interest income	1,563	1,854	2,649	4,780
Interest expense	(147)	(786)	(1,774)	(2,024)
Total other income	12,649	28,068	22,578	39,971

NET INCOME	$ 18,440	$ 38,520	$ 51,599	$ 40,232

NET INCOME PER SHARE - basic and diluted	*	$ .01	$ .01	$ .01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - basic and diluted	7,256,986	7,256,986	7,256,986	7,256,986

*Less than $.01 per share

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED
JUNE 30,
	2003	2002
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 51,599	$ 40,232
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	343	3,366
Amortization of deferred revenue	(7,306)	(6,507)
Gain from assets disposed	-	(18,000)
Changes in operating assets and liabilities:
Accounts receivable	995	3,694
Prepaid expenses and other	321	(396)
Accounts payable and accrued expenses	(338)	(32,753)
Accounts payable to related parties	(15,000)	(6,360)

Net cash provided by (used in) operating activities	30,614	(16,724)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of note receivable	5,443	1,128
Purchase of property and equipment	-	(2,055)
Proceeds from disposal of assets	-	20,000

Net cash provided by investing activities	5,443	19,073

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of advances from related parties	(290)	(3,500)
Repayment of line of credit and notes payable	(9,037)	(14,405)

Net cash used in financing activities	(9,327)	(17,905)

NET CHANGE IN CASH	26,730	(15,556)

CASH, beginning of period	46,167	23,894

CASH, end of period	$ 72,897	$ 8,338

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$ -	$ -
Interest paid	$ 1,800	$ 2,000

1. UNAUDITED INFORMATION

The balance sheet of Hudson's Grill International, Inc. (the "Company") as of June 30, 2003 and the statements of operations for the three and six-month periods ended June 30, 2003 and 2002 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of June 30, 2003 and the results of operations for the three and six months ended June 30, 2003 and 2002.

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

2. STOCK OPTIONS

The Company president's compensation includes the granting of stock options. Currently, the president is granted 50,000 stock options per month. Effective July 1, 2003, the number of stock options granted to the president was reduced to 18,000 per month. The Company also grants 10,000 stock options per month to each of the two directors of the Company, as compensation for services as directors. All options are fully vested when granted and expire in seven years.

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

Had compensation cost for the Company's stock options been determined consistent with the SFAS 123 fair value approach, the Company's net income and net income per common share for the three and six-month periods ended June 30, 2003 and 2002, on a pro forma basis, would have been as follows:

THREE MONTHS ENDED JUNE 30,	SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002

Net income: as reported	$ 18,440	$ 38,520	$ 51,599	$ 40,232
Add: Stock-based compensation expense included in reported net income	-	-	-	-
Deduct: Stock-based compensation expense determined under fair value method	(1,063)	(965)	(2,023)	(1,930)
Net income: pro forma	$ 17,377	$ 37,555	$ 49,576	$ 38,302

Net income per share:
as reported - basic and diluted	$ *	$ .01	$ .01	$ .01
Pro forma - basic and diluted	$ *	$ .01	$ .01	$ .01

* Less than $.01 per share

The fair values of stock options granted during fiscal years 2003 and 2002 were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002
Volatility	50%	50%
Interest rate	3.75%	4.00%
Dividend yield	- %	- %
Expected life	7 years	7 years

3. CONTINUING OPERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a working capital deficit of $12,095 and a stockholders' deficit of $13,413 as of June 30, 2003. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company intends to continue to sell franchises in an attempt to improve operating results. Management also intends to use excess profits to pay down the Company's debts. There can be no degree of assurance that the Company will be successful in these efforts.

The accompanying financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

4. CONTINGENCY

The Company's former parent, Hudson's Grill of America, Inc. ("HGAI") was involved in litigation arising from a lease associated with a franchised restaurant location that has ceased operations. In addition, HGAI is secondarily liable under other leases for restaurants it sold in prior years. None of these restaurants, lease agreements or obligations were transferred to or assumed by the Company. The Company, based upon consultation with its legal counsel, is of the opinion that the former parent's actual and contingent obligations with respect to these leases will not ultimately be attributable to the Company, but that if a creditor obtained a judgment against the former parent, stock in the Company formerly held by HGAI could be subject to attachment or execution by the creditor under certain limited circumstances. Accordingly, the Company believes these matters will not have a material adverse effect on the Company's financial condition or results of operations, and no provision for any estimated loss is reflected in the accompanying financial statements.

5. EARNINGS PER SHARE

Basic earnings per share are calculated on the weighted average number of common shares outstanding during each period. All stock options outstanding at June 30, 2003 and 2002 were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company's common stock.

***************