Form 10QSB
period 2003-09-30
HUDSONS GRILL INTERNATIONAL INC
filed 2003-11-13
CIK 1104254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Balances as of September 30, 2003, Compared to December 31, 2002

The issuer's cash at September 30, 2003 ("Q3") ($99,106), is $52,939 more than it was at December 31, 2002 ("FYE") ($46,167). This reflects reduced general and administrative expenses during the period since the last year end and the resulting profit made during the year to date. Due to the increase in cash and some smaller changes in accounts receivable and prepaid expenses, the current assets at Q3 increased $24,337 from the prior quarter to $128,424 and increased $49,751 from $78,673 at FYE. Net property and equipment is roughly the same at Q3 as it was at FYE; long term receivable has decreased $8,774 because of payments received since FYE in connection with the sale of a restaurant in 1995. Thus, total assets at Q3 increased by $40,463 to $223,850 from $183,387 at FYE.

Current liabilities decreased by $31,244 to $109,603 at Q3 from $140,847 at FYE. This reflects the continued progress the Company has made in paying off its line of credit, loan payable and accounts payable from the profits it has made during the period. Deferred revenue decreased slightly from $107,552 at FYE to $96,177 at Q3, reflecting the continued amortization of income deferred from the advance payment of royalties from certain franchisees and the gain deferred from the 1995 sale of a restaurant.

The Three Months Ended September 30, 2003, Compared to September 30, 2002

Material changes in the results of operations for the three months ended Q3 compared to the third quarter of 2002 ("Q02") include the following: Because of a one time, initial franchise fee of $15,000 received in Q02 from the newly opened Hudson's franchisee in Marshfield, Wisconsin, which opened September 9, 2002, revenues were higher in Q02 than they were in Q3. Q3's revenue was $74,068, which was a decrease of $19,220 from Q02's revenues of $93,288. Operating expenses decreased by $9,339 during Q3 to $55,366 from $64,705 during Q02, mostly as a result of slightly higher travel expense associated with opening the Marshfield franchise in 2002. As a result, income from operations decreased by $9,881 to $18,702 during Q3 from $28,583 during Q02. Other income stayed about the same; Q3 had other income of $12,781 compared to other income of $12,311 in Q02. Thus, because of the decrease in income from operations, net income in Q3 decreased by $9,411 compared to Q02.

Income per common share (both basic and diluted) was less than $.01 per share for Q3 and Q02.

The Nine Months Ended September 30, 2003, Compared to September 30, 2002

Material changes in the results of operations for the nine months ended September 30, 2003 ("YTD03"), compared to the same period in 2002 ("YTD02") include the following: There was an increase of $12,161 in revenue attributable to the new franchise in Marshfield, Wisconsin (because it was open during all of YTD03) that was not sufficient to overcome decreases at the other franchises (most notably at Santa Barbara, California (closed in December 2002), and Jackson, Michigan), and thus revenues for YTD03 decreased by $9,945 compared to YTD02. YTD03 operating expenses decreased by $29,829 in YTD03 to $166,393 from $196,222 during YTD02, mostly as a result of a decrease in legal and accounting expenses. As a result, income from operations increased by $19,884 to $48,728 in YTD03 from $28,844 during YTD02. Other income decreased by $17,928 because of a one time gain of $18,000 from assets disposed in YTD02, which did not recur in YTD03. Thus, because the decrease in other income almost equaled the increase in income from operations, net income in YTD03 increased only slightly by $1,956 compared to YTD02.

Income per common share (both basic and diluted) was $.01 per share for YTD03 and for YTD02.

Liquidity and Capital Resources

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

The issuer is currently allocating a major part of its cash flow to pay off accounts payable; it plans to continue to do so until all of its past due debts are paid off. This may take the next several years to accomplish. The Company's cash balance of $99,106 at September 30, 2003, was $52,939 more than at the year ended December 31, 2002.

The issuer does not sustain much seasonal volatility in revenues since its franchisees are dispersed geographically and climactically. Additionally, it does not have any material commitments for capital expenditures and doesn't plan any in the foreseeable future.

Item 3. Disclosures; Controls and Procedures.

With the participation of management, the Company's President evaluated the Company's disclosure controls and procedures as of the end of the quarterly period covered by this report. Based on this evaluation, the President concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for this quarterly period.

Subsequent to the date of the president's evaluation, through the date of this filing of Form 10-QSB for this quarterly period, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any legal proceedings and knows of no matters that have been threatened against the Company.

Item 2. Changes in Securities.

There was no change in securities during the quarter ending September 30, 2003.

Item 3. Defaults Upon Senior Securities.

The registrant does not currently have any senior securities outstanding. Consequently, there are no defaults on senior securities.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during Q3.

Item 5. Other Information.

The registrant does not have any material new information that has not already been disclosed in Forms 8-K, 10-QSB and 10-KSB.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibit Index. Following are the exhibits required under Item 601 of Regulation S-B for Form 10-QSB:

Exhibit No.	Description	Page Number

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession	n/a
(4)	Instruments Defining the Rights of Holders Including Indentures	n/a
(6)	No Exhibit Required	n/a
(11)	Statement Re: Computation of Per Share Earnings	n/a1
(12)	No Exhibit Required	n/a
(15)	Letter on Unaudited Interim Financial Information	n/a2
(18)	Letter on Change in Accounting Principles	n/a
(19)	Previously Unfiled Documents	n/a
(20)	Reports Furnished to Security Holders	n/a
(23)	Published Report Regarding Matters Submitted to Vote	n/a
(24)	Consent of Experts and Counsel	n/a
(25)	Power of Attorney	n/a
(27)	Financial Data Schedule	n/a
(28)	Additional Exhibits	n/a
(32.1)	Certification Pursuant to Sarbanes-Oxley Act Sec. 906	8

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

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ending September 30, 2003, or shortly thereafter.

SIGNATURES

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

Date: November 12, 2003	/s/David L. Osborn [Signature] President

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hudson's Grill International, Inc., (the "Company") on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David L. Osborn, the President of Hudson's Grill International, Inc., certify that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

(Registrant) HUDSON'S GRILL INTERNATIONAL, INC. By: s/s David L. Osborn David L. Osborn, President Date: November 12, 2003

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

f\sec\o01.030930

BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2003	2002
	(Unaudited)
CURRENT ASSETS:
Cash	$ 99,106	$ 46,167
Accounts receivable	17,574	22,371
Prepaid expenses and other	11,744	10,135
Total current assets	128,424	78,673

PROPERTY AND EQUIPMENT, at cost:
Furniture and office equipment	17,869	17,869
Less accumulated depreciation	(16,671)	(16,157)
Property and equipment, net	1,198	1,712

LONG-TERM RECEIVABLE	94,228	103,002

Total assets	$ 223,850	$ 183,387

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Line of credit	$ -	$ 9,037
Loans payable	41,000	45,000
Accounts payable and accrued expenses	14,651	10,068
Accounts payable to related parties	53,952	76,452
Advances from related parties	-	290
Total current liabilities	109,603	140,847

DEFERRED REVENUE	96,177	107,552

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, Class A, no par value, 100,000,000 shares authorized; 7,256,986 shares issued and outstanding	142,545	142,545
Common stock, Class B, no par value, 15,000,000 shares authorized; no shares issued and outstanding	-	-
Accumulated deficit	(124,475)	(207,557)
Total stockholders' equity (deficit)	18,070	(65,012)

Total liabilities and stockholders' equity (deficit)	$ 223,850	$ 183,387

STATEMENTS OF INCOME

(unaudited)

Three Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

REVENUES	$ 74,068	$ 93,288	$ 215,121	$ 225,066

OPERATING COSTS:
General and administrative	55,195	63,826	165,879	191,977
Depreciation and amortization	171	879	514	4,245
Total operating costs	55,366	64,705	166,393	196,222

Income from operations	18,702	28,583	48,728	28,844

OTHER INCOME (EXPENSE):
Settlement income	9,000	9,000	27,000	27,000
Income from sale of assets	2,266	1,971	5,969	3,186
Gain from assets disposed	-	-	-	18,000
Interest income	1,515	1,997	4,164	6,777
Interest expense	-	(657)	(1,774)	(2,681)
Miscellaneous expenses	-	-	(1,005)	-
Total other income (expense)	12,781	12,311	34,354	52,282

NET INCOME	$ 31,483	$ 40,894	$ 83,082	$ 81,126

NET INCOME PER SHARE - basic and diluted	*	*	.01	.01
WEIGHTED AVERAGE OUTSTANDING SHARES- basic and diluted	7,256,986	7,256,986	7,256,986	7,256,986

*Less than $.01 per share

STATEMENTS OF CASH FLOWS

Nine Months Ended
September 30,
	2003	2002
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 83,082	$ 81,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	514	4,245
Amortization of deferred revenue	(11,375)	(11,124)
Gain from assets disposed	-	(18,000)
Changes in operating assets and liabilities:
Accounts receivable	4,797	(2,225)
Prepaid expenses and other	(1,609)	(173)
Accounts payable and accrued expenses	4,583	(33,464)
Accounts payable to related parties	(22,790)	(15,660)

Net cash provided by operating activities	57,202	4,725

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of note receivable	8,774	3,801
Purchases of property and equipment	-	(2,055)
Proceeds from disposal of assets	-	20,000

Net cash provided by investing activities	8,774	21,746

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of advances from related parties	(4,000)	(9,000)
Repayment of line of credit and notes payable	(9,037)	(16,183)

Net cash used in financing activities	(13,037)	(25,183)

NET INCREASE IN CASH	52,939	1,288

CASH, beginning of period	46,167	23,894
CASH, end of period	$ 99,106	$ 25,182

1. Unaudited Information

The balance sheet of Hudson's Grill International, Inc. (the "Company") as of September 30, 2003 and the income statements for the three and nine month periods ended September 30, 2003 and 2002 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of September 30, 2003 and the results of operations for the three and nine months ended September 30, 2003 and 2002.

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

2. Stock Options

The Company president's compensation includes stock option grants. Formerly, the president was granted 50,000 stock options per month. Effective July 1, 2003, the number of stock options granted to the president was reduced to 18,000 per month. The Company also grants 10,000 stock options per month to each of the two directors of the Company, as compensation for services as directors. All options are fully vested when granted and expire in seven years.

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

Had compensation cost for the Company's stock options been determined consistent with the SFAS 123 fair value approach, the Company's net income and net income per common share for the three and nine-month periods ended September 30, 2003 and 2002, on a pro forma basis, would have been as follows:

Three Months Ended September 30,	Nine Months Ended September 30,
	2003	2002	2003	2002

Net income: as reported	$ 31,483	$ 40,894	$ 83,082	$ 81,126
Add: Stock-based compensation expense included in reported net income	-	-	-	-
Deduct: Stock-based compensation expense determined under fair value method	(646)	(965)	(2,669)	(2,895)
Net income: pro forma	$ 30,837	$ 39,929	$ 80,413	$ 78,231

Net income per share:
as reported - basic and diluted	$ *	$ *	$ .01	$ .01
Pro forma - basic and diluted	$ *	$ *	$ .01	$ .01

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

4. Earnings Per Share

Basic earnings per share are calculated on the weighted average number of common shares outstanding during each period. No stock options exercisable at September 30, 2003 and 2002, had a dilutive effect on earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been anti-dilutive.

***************