Form 10KSB
period 2003-12-31
HUDSONS GRILL INTERNATIONAL INC
filed 2004-03-31
CIK 1104254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

$274,901

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

The last traded price as of March 16, 2004, was $.07 per share. The issuer has 7,256,986 shares outstanding; thus, on that date the market value of the voting stock was $507,989.

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

7,256,986

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2004, are incorporated by reference into Parts II and III.

PART I

ITEM 1. BUSINESS

Hudson's Grill International, Inc. (the "Company" or "Hudson's" or "Hudson's Grill"), was incorporated on October 30, 1997, in Texas, and certain assets were transferred to the Company on December 1, 1997, from its former parent, Hudson's Grill of America, Inc. ("HGA"). Currently, the Company franchises Hudson's Grill Restaurants.

Hudson's Grill Restaurants are full service restaurants that serve lunch and dinner and a wide range of alcoholic beverages. On December 31, 2003, there were ten Hudson's Grill restaurants; all ten were franchised. The most recent franchise was opened in September 2003, in Marshfield, Wisconsin. The company's major focus is to expand the Hudson's Grill operations through franchising instead of through ownership. The Hudson's Grill restaurants are currently operating in California, Michigan, Wisconsin and Texas. The Company is still accepting franchises, but the franchise market and the restaurant market are very competitive. Many other franchisers have substantially more capital, thereby making it much more difficult to compete against them.

BRIEF SUMMARY OF MAJOR EVENTS OVER THE PAST THREE YEARS.

In January 2004, the Company signed a franchise agreement for a new Hudson's Grill to be built in Iowa. This will be the Company's first franchise in that state. The franchisee plans to open for business in the latter part of 2004 or the early part of 2005.

In April 2003, the Company held a meeting of its franchisees; the Company had not held such meeting for several years. This was held in Las Vegas. About half of the franchisees attended, as well as some interested prospective franchisees. Common advertising and specialized advertising was shown to the franchisees.

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

The Company plans to expand solely by adding franchises.

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

HUDSON'S FRANCHISE AGREEMENTS.

The Company owns the trademark registrations for two "Hudson's Grill" logos and for the "Hudson's" name. It has also received registration of its "Burgers*Shakes*Rock'n Roll" mark. The Company has secured a permit from the California Department of Corporations to issue Hudson's Grill franchises in California and uses a Uniform Franchise Offering Circular where permitted. As of December 31, 2003, the Company had ten franchised restaurants that were in operation. The current standard terms to franchise a restaurant are an initial fee of Thirty Five Thousand Dollars and a royalty of four percent of sales, and require that three percent of sales be used for advertising, of which one percent is to be paid to the Company for collective advertising. For these payments, the Company is obligated to do the following: screen and train potential franchisees, review and approve sites, and provide an operations manual and assistance. The Company is not currently collecting the one percent advertising fees since collective advertising does not make sense with the current franchisees because they are too far from each other.

EMPLOYEES.

At December 31, 2003, the Company employed one person, who is the receptionist/administrative assistant/bookkeeper for the Company. The President works only part time, and is paid $2,500 a month; each month he also is granted seven year options to purchase 18,000 shares of the Company's stock for anywhere from $.005 to $.05 above the market price on the last day of the preceding month; the exact exercise price within the range depends on how much the options impact the financial statements of the Company.

The Company is not a party to any collective bargaining agreements.

ITEM 2. PROPERTIES

At December 31, 2003, the Company was the primary lessee for its headquarters in Dallas, Texas. The headquarters lease is month-to-month. The Company shares office space with its largest shareholder, who is a part owner of the lessor. The office space is sufficient to meet the Company's current needs, and it expects that its needs will be satisfied with this space for the foreseeable future.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION.

In early 2001, the Company's Common Stock, no par value, began trading over-the-counter on the NASD OTC Bulletin Board under the National Association of Security Dealers ("NASD") symbol "HGII." As of March 16, 2004, there were approximately 300 registered holders of record of the Company's Common Stock (this excludes shareholders whose stock is held by a nominee or in "street name," because a nominee or street name holder is counted as one registered shareholder even if a nominee is holding stock for many shareholders). The following table sets forth the reported high and low bid prices of the Common Stock for the periods indicated as regularly quoted by the NASD OTC Bulletin Board, based on the infrequent transactions in the Company's stock reported on Yahoo and the recollection of its officers. The table does not reflect offer prices, and the prices that are shown, are in U.S. Dollars. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

FISCAL YEAR ENDED DECEMBER 31, 2002	High	Low
First Quarter ended March 31, 2002	.01	.01
Second Quarter ended June 30, 2002	.15	.01
Third Quarter ended September 30, 2002	.015	.005
Fourth Quarter ended December 31, 2002	.015	.005

FISCAL YEAR ENDED DECEMBER 31, 2003	High	Low
First Quarter ended March 31, 2003	.01	.01
Second Quarter ended June 30, 2003	.02	.01
Third Quarter ended September 30, 2003	.01	.00
Fourth Quarter ended December 31, 2003	.07	.00

As of March 16, 2004, the closing bid price of the Common Stock was $.07. Historical information about the price of the Company's common stock can be obtained from the Internet by visiting the following site operated by Yahoo.com: http://finance.yahoo.com/q?s=HGIIA.OB&d=t

DIVIDENDS.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

For the year ended December 31, 2003, the Company had a net income of $97,567. This compares to net income of $139,502 for the year ended December 31, 2002. Net income decreased by $41,935. This was mostly due to a drop in Revenue of $40,423. The drop in Revenue, in turn, was mostly due to decreases in the current amount of deferred income for the prepayment of royalty fees from three California franchises (a decrease of $16,235); the repurchase of formerly exclusive territories in Wisconsin treated as a refund ($10,000); the closing of the Santa Barbara franchise (a decrease of $5,334); and a drop in miscellaneous income of $5,542.

In 1993, a franchisee who owned four franchises agreed to pay a higher initial franchise fee in return for a reduced royalty fee. The Company defers its recognition of the additional fee amount, and is amortizing it into income through 2014. The Santa Barbara franchise was one of the franchises involved in this transaction. When it closed at the end of 2002, one time additional income of $13,065 was recognized in 2002. This accounts for the largest part of $16,235 decrease in deferred income in 2003. The combined effect of the closing of Santa Barbara accounts for a decrease in Revenue of $18,399.

REVENUES.

Franchise revenues decreased by $40,423 mostly due to the closing of Santa Barbara and the purchase of the Wisconsin territory. These two events account for $28,399 of the drop in Revenues. The current franchisees' performance in 2003, however, only dropped slightly compared to their performance in 2002, reflecting flat demand nationwide.

COSTS AND EXPENSES.

Operating costs in 2003 were $222,468; this is a decrease from 2002, when operating costs were $233,619. The decrease is mostly due to lower legal and accounting expenses as a result of fewer legal issues in 2003; the legal and accounting expenses declined by $32,440. This large decrease, however, was offset to some extent by several material increases, which include: (1) salaries increased by $12,450 because of an increase in the salary of the Company's president; and (2) travel, meals, entertainment and miscellaneous expenses increased by $9,593, mostly due to a company sponsored meeting of franchisees.

Other income dropped by $12,663 in 2003. This was mostly due to a one time gain on disposal of assets that occurred in 2002.

LIQUIDITY AND CAPITAL RESOURCES.

At December 31, 2003, the Company had working capital of $32,389 as compared to December 31, 2002, when the Company had negative working capital of $62,174. This is largely the result of increasing cash balances at the same time as current liabilities are being paid off from net income.

Changes in its liquidity and capital will depend mostly on continuing royalty fees received from franchisees using the Company's trademark and restaurant concept. This in turn will be reflective of the general economies in the areas where Hudson's Grill restaurants are located. Unfortunately, at the present time, most of the U.S. is stagnant or slowly growing at best. As long as this continues, the year to year sales at the Company's franchisees will likely be mixed, too.

The Company is currently allocating a significant part of its cash flow to pay off accounts payable; it plans to continue to do so until all of its past due debts are essentially paid off. This may take several more years to accomplish. The Company's cash balance of $90,671 at December 31, 2003, was $44,504 more than at the year ended December 31, 2002. The Company will continue to increase its cash reserves in order to withstand any more substantial, future downturn in the U.S. economy.

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

The Company does not sustain much seasonal volatility in royalty revenues since its franchisees are dispersed geographically and climactically. Additionally, it does not have any material commitments for capital expenditures and doesn't plan any in the foreseeable future.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

Recently issued accounting pronouncements did not have a material effect on the Company's financial position or results of its operations.

DISCLOSURES; CONTROLS AND PROCEDURES

With the participation of management, the Company's President evaluated the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on this evaluation, the President concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its annual report on Form 10-KSB for the annual period ended December 31, 2003. Through the date of this filing of Form 10-KSB for the annual period ended December 31, 2003, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the President's evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 7. FINANCIAL STATEMENTS

Attached following Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

Incorporated by reference from the Proxy Statement (the "Proxy Statement") to shareholders relating to the annual meeting to be held May 25, 2004. No changes or disagreements are known.

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

There are no exhibits.

(b) Reports on Form 8-K

The Company filed no Forms 8-K during the last quarter of the fiscal year ending December 31, 2003.

January 15, 2004. The Company announced the signing of a franchise agreement with SYH Asbury, LLC, an Iowan company, for the operation of a Hudson's Grill franchise in Des Moines, Iowa.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	HUDSON'S GRILL INTERNATIONAL, INC. By: David Osborn, President

Date: March 29, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date
DAVID L. OSBORN	President	March 29, 2004
ROBERT W. FISCHER	Director	March 29, 2004
ANTHONY B. DUNCAN	Director	March 29, 2004

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

Date: March 29, 2004	/s/David L. Osborn [Signature] President

f\sec\040331.o01

INDEPENDENT AUDITOR'S REPORT

HUDSON'S GRILL INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENTS

PAGE

INDEPENDENT AUDITOR'S REPORT F-1

FINANCIAL STATEMENTS

Balance Sheets at December 31, 2003 and 2002 F-2

Statements of Income for the Years Ended December 31, 2003 and 2002 F-3

Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2003 and 2002 F-4

Statements of Cash Flows for the Years Ended December 31, 2003 and 2002 F-5

NOTES TO FINANCIAL STATEMENTS F-6

INDEPENDENT AUDITOR'S REPORT

Board of Directors

Hudson's Grill International, Inc.

Dallas, Texas

We have audited the accompanying balance sheets of Hudson's Grill International, Inc. as of December 31, 2003 and 2002, and the related statements of income, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hudson's Grill International, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Hein & Associates LLP

February 24, 2004

Dallas, Texas

BALANCE SHEETS

ASSETS

December 31,
	2003	2002
CURRENT ASSETS:
Cash	$ 90,671	$ 46,167
Accounts receivable, no allowance for doubtful accounts	19,470	22,371
Other current assets	7,989	10,135
Total current assets	118,130	78,673

PROPERTY AND EQUIPMENT:
Furniture and office equipment	17,869	17,869
Accumulated depreciation	(16,842)	(16,157)
Net property and equipment	1,027	1,712

LONG-TERM RECEIVABLE	91,980	103,002

Total assets	$ 211,137	$ 183,387

LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)

CURRENT LIABILITIES:
Line of credit	$ -	$ 9,037
Loan payable	35,000	45,000
Accounts payable and accrued expenses	7,756	10,068
Accounts payable to related parties	42,985	76,452
Advances from related party	-	290
Total current liabilities	85,741	140,847

DEFERRED REVENUE	92,841	107,552

Total liabilities	178,582	248,399

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, Class A, no par value; 100,000,000 shares authorized, 7,256,986 shares issued and outstanding	142,545	142,545
Common stock, Class B, no par value; 15,000,000 shares authorized, no shares issued and outstanding	-	-
Accumulated deficit	(109,990)	(207,557)
Total stockholders' equity (deficit)	32,555	(65,012)

Total liabilities and stockholders' equity (deficit)	$ 211,137	$ 183,387

STATEMENTS OF INCOME

Years Ended December 31,
	2003	2002

REVENUE	$ 274,901	$ 315,324

OPERATING COSTS	222,468	233,619

Income from operations	52,433	81,705

OTHER INCOME (EXPENSE):
Settlement income	36,000	36,000
Gain on disposal of assets	-	18,000
Income from sale of assets	7,500	3,187
Interest income	5,161	6,844
Interest expense	(3,527)	(6,234)
Total other income (expense), net	45,134	57,797

NET INCOME	$ 97,567	$ 139,502

NET INCOME PER COMMON SHARE -
Basic	$ 0.01	$ 0.02
Diluted	$ 0.01	$ 0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic	7,256,986	7,256,986
Diluted	7,373,438	7,256,986

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Years Ended December 31, 2003 and 2002

Common Stock	Accumulated
	Shares	Amount	Deficit	Total

BALANCE, December 31, 2001	7,256,986	$ 142,545	$(347,059)	$ (204,514)

Net income	-	-	139,502	139,502

BALANCE, December 31, 2002	7,256,986	142,545	(207,557)	(65,012)

Net income	-	-	97,567	97,567

BALANCE, December 31, 2003	7,256,986	$ 142,545	$ (109,990)	$ 32,555

STATEMENTS OF CASH FLOWS

Years Ended December 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 97,567	$ 139,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	685	3,613
Gain on disposal of assets	-	(18,000)
Amortization of deferred franchise fee	(7,211)	(23,446)
Amortization of deferred income from sale of assets	(7,500)	(3,186)
Changes in operating assets and liabilities:
Accounts receivable	2,901	(58)
Other current assets	2,146	(142)
Accounts payable and accrued expenses	(2,312)	(44,136)
Accounts payable to related parties	(33,467)	(23,160)
Net cash provided by operating activities	52,809	30,987

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of note receivable	11,022	3,801
Proceeds from disposal of assets	-	20,000
Purchases of property and equipment	-	(2,055)
Net cash provided by investing activities	11,022	21,746

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit and loans payable	(19,037)	(18,460)
Repayment of advances from related parties	(290)	(12,000)
Net cash used in financing activities	(19,327)	(30,460)

NET CHANGE IN CASH	44,504	22,273

CASH, beginning of year	46,167	23,894

CASH, end of year	$ 90,671	$ 46,167

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$ -	$ -
Interest paid	$ 3,500	$ 6,200

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

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally five to seven years). Depreciation expense was $685 and $3,613 for the years ended December 31, 2003 and 2002, respectively. Maintenance and repairs are expensed as incurred.

Long-Term Receivable

Long-term receivable represents a promissory note received in connection with the sale of a restaurant (See Note 4). The note receivable is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the note receivable may not be recoverable. Recoverability of notes receivable is determined based upon the Company's assessment as to whether the maker of the note has the ability to make the required payments. If notes receivable are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value exceeds management's estimated amount to be collected.

Revenue Recognition

Initial franchise fees are recognized as revenue when all material services or conditions relating to the sale have been substantially performed or satisfied and collection is certain. Continuing franchise fees are recognized as revenue as the fees are earned and become receivable from the franchisee.

Stock-Based Compensation

The Company accounts for stock options granted to directors and employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB No. 25") and related interpretations. APB No. 25 requires compensation expense be recognized for grants of stock options when the quoted market price of the Company's common stock on the date the options were granted exceeds an option's exercise price. The Company did not grant any stock options with an exercise price that was less than the fair market value of the stock at the date of grant during the years ended December 31, 2003 and 2002. Accordingly, no compensation cost has been recognized for its employee stock options in the accompanying financial statements. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123 which require the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company's stock options had been determined under the fair value method prescribed by SFAS No. 123. Had compensation cost for the Company's stock options been determined consistent with the SFAS 123 fair value approach, the Company's net income and net income per common share for the years ended December 31, 2003 and 2002, on a pro forma basis, would have been as follows:

	2003	2002

Net income: as reported	$ 97,567	$ 139,502
Add: Stock-based compensation expense included in reported net income	-	-
Deduct: Stock-based compensation expense determined under fair value method	(4,012)	(3,860)
Net income: pro forma	$ 93,555	$ 135,642

Net income per share:
as reported - basic and diluted	$ 0.01	$ 0.02
Pro forma - basic and diluted	$ 0.01	$ 0.02

The fair values of stock options granted during fiscal years 2003 and 2002 were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002
Volatility	50%	50%
Interest rate	4.00%	4.00%
Dividend yield	- %	- %
Expected life	7 years	7 years

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

Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share:

Years Ended December 31,
	2003	2002
Numerator:
Net income	$ 97,567	$ 139,502

Denominator:
Weighted average common shares outstanding	7,256,986	7,256,986
Effect of dilutive stock options	116,452	-

Dilutive weighted average common shares	7,373,438	7,256,986

Basic earnings per share	$ 0.01	$ 0.02
Diluted earnings per share	$ 0.01	$ 0.02

At December 31, 2003 and 2002, the Company had 2,330,000 and 3,170,000 stock options that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive. Such stock options were excluded because the exercise price of the stock options was greater than the average market price of the Company's common stock in the applicable period.

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

3. Franchise Activities

Under the terms of the Company's standard franchise agreement, franchisees are obligated to pay the Company an initial franchise fee and a weekly continuing franchise fee ("royalty") of generally 4% of gross restaurant revenues. Each franchisee must spend 3% of gross sales on approved advertising, including a weekly 1% marketing fee contributed to the Company's marketing fund. The Company is obligated to provide initial training, continuing management assistance, administration of advertising and sales promotion programs and establishment and monitoring of a marketing fund. During the years ended December 31, 2003 and 2002, the Company received no contribution toward the marketing fund nor has the marketing fund been maintained.

One franchisee agreed to pay an additional fee in return for a reduced royalty fee. The Company deferred its recognition of the additional fee amount, and is amortizing it into income through 2014. In the fourth quarter of 2002, the Company recognized income of $13,065 associated with the franchisee's closure of one of four restaurants covered by the arrangement. Unamortized additional fees at December 31, 2003 and 2002 of $31,983 and $39,194, respectively, were included in deferred revenue.

During the year ended December 31, 2002 the Company added a new franchisee in Wisconsin. The franchisee paid an initial franchise fee of $15,000 in connection with a restaurant, which opened in the third quarter of 2002. In December 2002, two of the Company's franchisees located in California closed their restaurants and terminated their franchise agreements.

Franchising revenues consisted of the following for the years ended December 31,:

	2003	2002

Initial franchise fee	$ -	$ 15,000
Amortization of deferred franchise fee	7,211	23,446
Royalty fees	267,690	276,878
Total franchise revenue	$ 274,901	$ 315,324

4. Sale of Assets and Note Receivable

Prior to the distribution transaction described in Note 1, the Company's Parent sold a restaurant and agreed to receive a promissory note as consideration. The note bears interest at 6%, requires monthly principal and interest payments of $1,600 until fully repaid and is collateralized by certain assets of the restaurant sold. Unpaid balances under the note at December 31, 2003 and 2002 were $91,980 and $103,002, respectively. The gain on the sale was deferred and income is being recognized on an installment basis. At December 31, 2003 and 2002, the deferred gain on the sale totaled $60,858 and $68,358, respectively. The Company recognized income of $7,500 and $3,186 from the sale of these assets during the years ended December 31, 2003 and 2002, respectively.

5. Debt

The Company had a revolving line of credit with a financial institution which provided for borrowings of up to $30,000. Balances outstanding at December 31, 2003 and 2002 under the line of credit were $0 and $9,037, respectively.

Loan payable consisted of the following at December 31,:

	2003	2002
Loan payable to a financial institution; interest at 7%, unsecured and principal and interest payments due on demand	$ 35,000	45,000

6. Commitments and Contingencies

In January 2001, the Company received a judgment with respect to certain assets previously written-off. The judgment and related settlement agreement provided for $118,000 to be paid to the Company. Terms of the settlement agreement provided for an initial payment of $10,000 and thirty-six monthly payments of $3,000 through January 2004. The Company is recognizing income for this settlement as payments are received.

The Company's former parent, HGAI, was involved in litigation arising from a lease associated with a franchised restaurant location that ceased operations. On June 17, 2002, judgment in favor of the landlord was rendered in the amount of $37,042. In addition, HGAI is secondarily liable under other leases for restaurants it sold in prior years. None of these restaurants, lease agreements or obligations were transferred to or assumed by the Company. The Company, based upon consultation with its legal counsel, is of the opinion that the former parent's actual and contingent obligations with respect to these leases will not ultimately be attributable to the Company, but that if a creditor obtained a judgment against the former parent, stock in the Company formerly held by HGAI might be subject to attachment or execution by the creditor under certain limited circumstances. Accordingly, the Company believes these matters will not have a material adverse effect on the Company's financial condition or results of operations, and no provision for any estimated loss is reflected in the accompanying financial statements.

7. Income Taxes

There was no provision for income taxes in the years ended December 31, 2003 and 2002 due to the carryforward of net losses ("NOL") incurred in prior years. The Company had no material deferred tax liabilities at December 31, 2003 and 2002.

Deferred taxes consisted of the following at December 31,:

	2003	2002
Deferred tax assets:
Deferred revenue	$ 32,000	$ 37,000
Net operating loss	170,000	199,000
Total deferred tax assets	202,000	236,000
Valuation allowance	(202,000)	(236,000)
Net deferred taxes	$ -	$ -

The net change in the valuation allowance for deferred tax assets was a decrease of $34,000 and $57,000 in 2003 and 2002, respectively. The changes related primarily to changes in the NOL.

Income taxes payable for the year ended December 31, 2003 and 2002 were reduced by approximately $17,000 and $28,000, respectively, through the utilization of NOL carryforwards in those years. At December 31, 2003 NOL carryforwards of approximately $500,000 were available to offset future taxable income and expire through 2018.

The Company's effective income tax rate varied from the federal statutory rate for the years ended December 31, as follows:

	2003	2002

Federal income tax at statutory rate	34%	34%
Net operating loss carryforward	(34%)	(34%)
Total effective income tax rate	0%	0%

8. Stock Options

The Company president's compensation is established at the sole discretion of the board of directors and includes the granting of stock options. The Company also grants stock options to each of its two directors as compensation for their services as directors. During the year ended December 31, 2003, stock options were granted monthly and a total of 408,000 and 240,000 stock options were granted to the president and directors, respectively.

All options granted during 2003 vested immediately, were issued with an exercise price of $0.005 above the market price of the Company's common stock on the date of grant, and expire seven years from the date of grant.

In May 2002, the board of directors decided to cancel all stock options granted in January through May 2002. A total of 350,000 stock options that were already granted were cancelled, and the monthly granting of stock options was discontinued. On December 17, 2002, the Company granted options to purchase a total of 600,000 and 240,000 shares of the Company's common stock to the president and the directors, respectively.

The options granted in December 2002 vested immediately, were issued with an exercise price of $0.015, which exceeded the market value of the Company's common stock on the date of grant, and expire seven years from the date of grant.

The following is a summary of stock option activity:

	Options	Weighted Average Exercise Price

Outstanding at January 1, 2002	2,330,000	$ 0.10
Granted	1,190,000	0.04
Cancelled	(350,000)	0.10
Outstanding at December 31, 2002	3,170,000	$ 0.08
Granted	648,000	0.02
Cancelled	-	0.00
Outstanding at December 31, 2003	3,818,000	$ 0.07

The weighted average fair value of stock options granted during 2003 and 2002 was $0.006 and $0.005, respectively, on the date of grant using the Black-Scholes option pricing model.

The following table summarizes information about stock options outstanding at December 31, 2003:

Options Outstanding	Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price

$ 0.10	2,330,000	4 years	$ 0.10	2,330,000	$ 0.10
$.01-.035	1,488,000	6 years	$ 0.02	1,488,000	$ 0.02
	3,818,000		$ 0.07	3,818,000	$ 0.07

9. Related Party Transactions

A law firm associated with a director of the Company provides legal services to the Company. During the years ended December 31, 2003 and 2002, the cost of these services to the Company were approximately $23,500 and $40,100, respectively. Related amounts included in accounts payable to related parties at December 31, 2003 and 2002 were approximately $43,000 and $76,400, respectively.

The Company assumed a loan of a former employee of the Parent with a financial institution (see Note 5). The balance outstanding on the loan was $35,000 and $45,000 at December 31, 2003 and 2002, respectively. Principal and interest payments are due on demand.

The Company leases its corporate office space from a firm in which the president of the Company is a partner. Rental and utility costs for the office space was approximately $17,200 and $16,100 for the years ended December 31, 2003 and 2002, respectively.

One of the directors of the Company is also a franchisee of two restaurants. As part of an agreement with the Company, these restaurants pay no monthly franchise fee.

Advances from related party consisted of amounts due to an organization owned by the president of the Company for expenses paid on the Company's behalf.

10. Concentrations of Credit Risk

In the normal course of business, the Company extends unsecured credit to franchisees. In addition, the Company's former parent sold a restaurant and took a promissory note as consideration (see Note 4). The income from the sale has been deferred and is recognized on an installment basis. At December 31, 2003, the balance outstanding under the note receivable and the related deferred income were $91,980 and $103,002, respectively. The Company's note receivable and accounts receivable are subject to potential credit risk. The maximum exposure assuming non-performance by the debtors is the amount shown on the balance sheet at the date of non-performance. The Company believes that an adequate allowance for uncollectible accounts has been established. The allowance for uncollectible accounts is continually monitored, and adjustments are made as necessary.

************