Form 10KSB/A
period 2003-12-31
HUDSONS GRILL INTERNATIONAL INC
filed 2004-04-19
CIK 1104254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

Date: April 16, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date
DAVID L. OSBORN	President	April 16, 2004
ROBERT W. FISCHER	Director	April 16, 2004
ANTHONY B. DUNCAN	Director	April 16, 2004

I, David L. Osborn, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of Hudson's Grill International, Inc.;

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

Date: April 16, 2004	/s/David L. Osborn [Signature] President

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Hudson's Grill International, Inc., (the "Company") on Form 10-KSB/A for the period ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David L. Osborn, the President of Hudson's Grill International, Inc., certify that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

(Registrant) HUDSON'S GRILL INTERNATIONAL, INC. By: s/s David L. Osborn David L. Osborn, President Date: April 16, 2004

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