Form 10QSB
period 2004-03-31
HUDSONS GRILL INTERNATIONAL INC
filed 2004-05-14
CIK 1104254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Balances as of March 31, 2004, Compared to December 31, 2003

The issuer's cash at March 31, 2004 ("Q1") ($125,551), is $34,880 more than it was at December 31, 2003 ("FYE") ($90,671). This reflects the receipt of the fee for a new franchise in Iowa ($35,000). Other current assets remained about the same, and so the current assets at Q1 increased $35,795 from FYE to $153,925 from $118,130 at FYE. Net property and equipment is roughly the same at Q1 as it was at FYE; long term receivable has decreased $3,415 because of payments received since FYE in connection with the sale of a restaurant in 1995. Thus, total assets at Q1 increased by $32,209 to $243,346, from $211,137 at FYE.

Current liabilities increased by $26,418 to $112,159 at Q1 from $85,741 at FYE. Because the franchise fee received from the new Iowa franchisee is not completely earned by the Company until the franchisee opens, the $35,000 fee will not be recorded as income until that time. Until then, the Company will carry it as a Deferred Franchise Fee, which is a current liability. Excluding the deferred franchise fee, current liabilities would have decreased by $8,582. This reflects the continued progress the Company has made in paying off its loan payable and accounts payable to related parties from the profits it has made during the period.

Deferred revenue decreased slightly from $92,841 at FYE to $88,821 at Q1, reflecting the continued amortization of income deferred from the advance payment of royalties from certain franchisees and the gain deferred from the 1995 sale of a restaurant.

The Three Months Ended March 31, 2004, Compared to March 31, 2003

Material changes in the results of operations for the three months ended Q1 compared to the first quarter of 2003 ("Q03") include the following: Q1's revenue was $68,314, which was a decrease of $5,332 from Q03's revenues of $73,646. Most of the decrease was miscellaneous income/expense, which decreased $3,821, and an overall decrease of $1,512 from the franchisees that are currently open. Gains from three franchisees were offset greatly by decreases at Marshfield, Wisconsin and Ventura, California. The Marshfield franchise has seen increased competition and a drop off of sales, while the Ventura franchise very likely will fail soon. No fee income is being accrued for Ventura because of its likely closing.

Operating expenses increased by $14,346 during Q1 to $64,763 from $50,417 during Q03, mostly as a result of higher salary expense and an increase of approximately $10,000 in costs associated with the audit and filing of the Company's SEC Form 10-KSB. As a result, income from operations decreased by $19,678 to $3,551 during Q1 from $23,229 during Q03. Other income dropped slightly by $3,669, due mostly from a decrease in settlement income of $6,000. The settlement underlying the settlement income was paid off completely in January 2004, and so no more settlement income will be paid. Thus, because of the decrease in income from operations and in other income, net income in Q1 decreased by $23,347 compared to Q03.

Income per common share (both basic and diluted) was less than $.01 per share for Q1 and Q03.

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

The issuer is currently allocating a major part of its cash flow to pay off accounts payable; it plans to continue to do so until all of its past due debts are paid off. This may take the next several years to accomplish. The Company's cash balance of $125,551 at March 31, 2004, was $34,880 more than at the year ended December 31, 2003.

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

Item 2. Changes in Securities.

There was no change in securities during the quarter ending March 31, 2004.

Item 3. Defaults Upon Senior Securities.

The registrant does not currently have any senior securities outstanding. Consequently, there are no defaults on senior securities.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the current quarter.

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

(b) Reports on Form 8-K. One report on Form 8-K were filed during the quarter ending March 31, 2004, or shortly thereafter.

January 15, 2004. The Company reported that a new franchisee signed an agreement with the Company for the first franchise in Iowa.

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

Date: May 13, 2004	/s/David L. Osborn [Signature] President

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hudson's Grill International, Inc., (the "Company") on Form 10-QSB for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David L. Osborn, the President of Hudson's Grill International, Inc., certify that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

(Registrant) HUDSON'S GRILL INTERNATIONAL, INC. By: s/s David L. Osborn David L. Osborn, President Date: May 13, 2004

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

f\sec\o01.040331

BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2004	2003
	(Unaudited)
CURRENT ASSETS:
Cash	$ 125,551	$ 90,671
Accounts receivable	20,385	19,470
Other current assets	7,989	7,989
Total current assets	153,925	118,130

PROPERTY AND EQUIPMENT, at cost:
Furniture and office equipment	17,869	17,869
Less accumulated depreciation	(17,013)	(16,842)
Property and equipment, net	856	1,027

LONG-TERM RECEIVABLE	88,565	91,980

Total assets	$ 243,346	$ 211,137

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Loan payable	$ 29,000	$ 35,000
Accounts payable and accrued expenses	12,674	7,756
Accounts payable to related parties	35,485	42,985
Deferred franchise fee	35,000	-
Total current liabilities	112,159	85,741

DEFERRED REVENUE	88,821	92,841

CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:
Common stock, Class A, no par value, 100,000,000 shares authorized, 7,256,986 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	142,545	142,545
Common stock, Class B, no par value, 15,000,000 shares authorized, no shares issued and outstanding	-	-
Accumulated deficit	(100,179)	(109,990)
Total stockholders' equity	42,366	32,555

Total liabilities and stockholders' equity	$ 243,346	$ 211,137

STATEMENTS OF OPERATIONS

Three Months Ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)

REVENUE	$ 68,314	$ 73,646

OPERATING COSTS:
General and administrative	64,592	50,246
Depreciation and amortization	171	171
Total operating costs	64,763	50,417

Income from operations	3,551	23,229

OTHER INCOME (EXPENSE):
Settlement income	3,000	9,000
Gain on sale of assets	2,324	1,470
Interest income	1,536	1,086
Interest expense	(600)	(1,627)
Total other income (expense)	6,260	9,929

NET INCOME	$ 9,811	$ 33,158

NET INCOME PER SHARE - basic and diluted	*	*

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
Basic	7,256,986	7,256,986
Diluted	8,352,558	7,256,986

*Less than $.01 per share

STATEMENTS OF CASH FLOWS

Three Months Ended
March 31,
	2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 9,811	$ 33,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	171	171
Amortization of deferred revenue	(4,020)	(3,270)
Deferred franchise fee	35,000	-
Changes in operating assets and liabilities:
Accounts receivable	(915)	1,268
Prepaid expenses and other	-	411
Accounts payable and accrued expenses	4,918	124
Accounts payable to related parties	(7,500)	(7,500)

Net cash provided by operating activities	37,465	24,362

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of note receivable	3,415	2,161

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of advances from related parties	-	(290)
Repayment of line of credit and notes payable	(6,000)	(4,211)

Net cash used in financing activities	(6,000)	(4,501)

NET CHANGE IN CASH	34,880	22,022

CASH, beginning of period	90,671	46,167

CASH, end of period	$ 125,551	$ 68,189

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$ -	$ -
Interest paid	$ -	$ 305

1. Unaudited Information

The balance sheet of Hudson's Grill International, Inc. (the "Company") as of March 31, 2004 and the statements of operations for the three-month periods ended March 31, 2004 and 2003 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of March 31, 2004 and the results of operations for the three months ended March 31, 2004 and 2003.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company's financial statements as filed on Form 10-KSB for the year ended December 31, 2003.

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

2. Stock Options

The Company president's compensation includes the granting of stock options. Currently, the president is granted 18,000 stock options per month. The Company also grants 10,000 stock options per month to each of the two directors of the Company, as compensation for services as directors. All options are fully vested when granted and expire in seven years.

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

Had compensation cost for the Company's stock options been determined consistent with the SFAS 123 fair value approach, the Company's net income and net income per common share for the three month periods ended March 31, 2004 and 2003, on a pro forma basis, would have been as follows:

Three Months Ended March 31,
	2004	2003

Net income: as reported	$ 9,811	$ 33,158
Add: Stock-based compensation expense included in reported net income	-	-
Deduct: Stock-based compensation expense determined under fair value method	(7,968)	(960)
Net income: pro forma	$ 1,843	$ 32,198

Net income per share:
as reported - basic and diluted	$ *	$ *
Pro forma - basic and diluted	$ *	$ *

* Less than $.01 per share

The fair values of stock options granted during fiscal years 2004 and 2003 were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003
Volatility	238%	50%
Interest rate	4.00%	3.88%
Dividend yield	- %	- %
Expected life	7 years	7 years

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

The following table sets forth the computation of basic and diluted earnings per share:

Three Months Ended March 31,
	2004	2003
Numerator:
Net income	$ 9,811	$ 33,158

Denominator:
Weighted average common shares outstanding	7,256,986	7,256,986
Effect of dilutive stock options	1,095,572	-

Dilutive weighted average common shares	8,352,558	7,256,986

Basic earnings per share	$ *	$ *
Diluted earnings per share	$ *	$ *

*Less than $.01 per share

At March 31, 2004 and 2003, the Company had 2,444,000 and 3,380,000 stock options that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive. Such stock options were excluded because the exercise price of the stock options was greater than the average market price of the Company's common stock in the applicable period

***************