Form 10QSB
period 2004-06-30
HUDSONS GRILL INTERNATIONAL INC
filed 2004-08-25
CIK 1104254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Balances as of June 30, 2004, Compared to December 31, 2003

The issuer's cash at June 30, 2004 ("Q2") was $116,118, which is $25,447 more than it was at December 31, 2003 ("FYE"), when it was $90,671. This mostly reflects the receipt of the fee for a new franchise in Iowa ($35,000), which is slightly offset by the continued reduction of accounts payable. Due to the increase in cash and some smaller changes in accounts receivable, the current assets at Q2 increased $29,258 to $147,388 from $118,130 at FYE. Net property and equipment increased slightly from FYE partly because of software purchases; long term receivable has decreased $5,721 because of payments received since FYE in connection with the sale of a restaurant in 1995. Thus, total assets at Q2 increased by $25,392 to $236,529 from $211,137 at FYE.

Current liabilities increased slightly by $2,816 to $88,557 at Q2 from $85,741 at FYE. This reflects the booking of the $35,000 franchise fee received from the Company's new Iowa franchisee as unearned deferred income (which will not be recognized as income until the franchisee opens its restaurant); the increase in deferred income was offset by a reduction in the Company's loan payable and accounts payable of $32,184. The reduction in accounts payable reflects the continued progress the Company has made in paying off its line of credit, loan payable and accounts payable from the profits it has made during the period. Deferred revenue decreased slightly from $92,841 at FYE to $85,555 at Q2, reflecting the continued amortization of income deferred from the advance payment of royalties from certain franchisees and the gain deferred from the 1995 sale of a restaurant.

The Three Months Ended June 30, 2004, Compared to June 30, 2003

Material changes in the results of operations for the three months ended Q2 compared to the second quarter of 2003 ("Q03") include the following: Revenue increased slightly from $66,401 in Q03 to $69,000 in Q2. Actual franchise fees received by the Company remained roughly the same, too, from Q03 to Q2. Fee revenue decreased at Ventura, California, because it was closed down; it also decreased at Marshfield, Wisconsin, because of slightly decreased sales combined with a reduction in the royalty percentage charged to the franchisee. These decreases were offset by increased franchise fees from Jackson, Michigan, because of increased sales, and the combined effects of the other locations. Operating expenses decreased by $9,615 during Q2 to $50,995 from $60,610 during Q03, mostly as a result of lower travel expense (in Q03 the Company held a franchisee meeting in Las Vegas, which was not repeated in 2004), lower accounting and legal expenses and a reduction in miscellaneous expenses of $7,599, which resulted from the write off of a debt that is no longer owed. As a result, income from operations increased $12,214 during Q2, when compared to Q03. Other income decreased $10,604 compared to Q03, mostly because the Company does not receive settlement payments any longer. Consequently, net income increased slightly by $1,610 when compared to Q03.

Income per common share (both basic and diluted) was less than $.01 per share for Q2 and Q03.

The Six Months Ended June 30, 2004, Compared to June 30, 2003

Material changes in the results of operations for the six months ended June 30, 2004 ("YTD04"), compared to the same period in 2003 ("YTD03") include the following: There was a decrease of $2,732 in YTD04 revenue mostly attributable to a decrease in miscellaneous income. YTD04 operating expenses increased slightly by $4,732 in YTD04 to $115,758, mostly as a result of an increase in salaries that began in June 2003. As a result, income from operations decreased by $7,464 to $21,557 in YTD04. Other income decreased by $14,273 because settlement income decreased by $15,000 when compared to YTD03. Thus, because of these decreases, net income in YTD04 decreased by $21,737 to $29,862 in YTD04.

Income per common share (both basic and diluted) was less than $.01 per share for YTD04 and was $.01 per share for YTD03.

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

The issuer is currently allocating a major part of its cash flow to pay off accounts payable; it plans to continue to do so until all of its past due debts are paid off. This may take the next several years to accomplish. The Company's cash balance of $116,118 at June 30, 2004, was $25,447 more than at the year ended December 31, 2003.

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

Item 2. Changes in Securities.

There was no change in securities during the quarter ending June 30, 2004.

Item 3. Defaults Upon Senior Securities.

The registrant does not currently have any senior securities outstanding. Consequently, there are no defaults on senior securities.

Item 4. Submission of Matters to a Vote of Security Holders.

There were two matters submitted to a vote of security holders during Q2. The shareholders voted for three directors of the Company (David L. Osborn, Robert W. Fischer, and Anthony B. Duncan were elected) and voted for the appointment of Hein & Associates to be the Company's auditors.

Item 5. Other Information.

The registrant does not have any material new information that has not already been disclosed in Forms 8-K, 10-QSB and 10-KSB.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibit Index. Following are the exhibits required under Item 601 of Regulation S-B for Form 10-QSB:

Exhibit No.	Description	Page Number

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession	n/a
(4)	Instruments Defining the Rights of Holders Including Indentures	n/a
(6)	No Exhibit Required	n/a
(11)	Statement Re: Computation of Per Share Earnings	n/a1
(12)	No Exhibit Required	n/a
(15)	Letter on Unaudited Interim Financial Information	n/a2
(18)	Letter on Change in Accounting Principles	n/a
(19)	Previously Unfiled Documents	n/a
(20)	Reports Furnished to Security Holders	n/a
(23)	Published Report Regarding Matters Submitted to Vote	n/a
(24)	Consent of Experts and Counsel	n/a
(25)	Power of Attorney	n/a
(27)	Financial Data Schedule	n/a
(28)	Additional Exhibits	n/a
(32.1)	Certification Pursuant to Sarbanes-Oxley Act Sec. 906	attached

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

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ending June 30, 2004, or shortly thereafter.

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

(Registrant) HUDSON'S GRILL INTERNATIONAL, INC. By: s/s David L. Osborn David L. Osborn, President Date: August 24, 2004

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

Date: August 24, 2004	/s/David L. Osborn [Signature] President

f\sec\o01.040630

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hudson's Grill International, Inc., (the "Company") on Form 10-QSB for the period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David L. Osborn, the President of Hudson's Grill International, Inc., certify that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

(Registrant) HUDSON'S GRILL INTERNATIONAL, INC. By: s/s David L. Osborn David L. Osborn, President Date: August 24, 2004

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

f\sec\o01.040630

BALANCE SHEETS

ASSETS

	JUNE 30,	DECEMBER 31,
	2004	2003
	(Unaudited)
CURRENT ASSETS:
Cash	$ 116,118	$ 90,671
Accounts receivable	23,323	19,470
Other current assets	7,947	7,989
Total current assets	147,388	118,130

PROPERTY AND EQUIPMENT, at cost:
Furniture and office equipment	20,067	17,869
Less accumulated depreciation	(17,185)	(16,842)
Property and equipment, net	2,882	1,027

LONG-TERM RECEIVABLE	86,259	91,980

Total assets	$ 236,529	$ 211,137

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Loan payable	$ 23,000	$ 35,000
Accounts payable and accrued expenses	2,572	7,756
Accounts payable to related parties	27,985	42,985
Deferred franchise fee	35,000	-
Total current liabilities	88,557	85,741

DEFERRED REVENUE	85,555	92,841

CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:
Common stock, Class A, no par value, 100,000,000 shares authorized, 7,256,986 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	142,545	142,545
Common stock, Class B, no par value, 15,000,000 shares authorized, no shares issued and outstanding	-	-
Accumulated deficit	(80,128)	(109,990)
Total stockholders' equity	62,417	32,555

Total liabilities and stockholders' equity	$ 236,529	$ 211,137

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30,	SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$ 69,000	$ 66,401	$ 137,315	$ 140,047

OPERATING COSTS:
General and administrative	50,824	60,439	115,416	110,684
Depreciation and amortization	171	171	342	342
Total operating costs	50,995	60,610	115,758	111,026

Income from operations	18,005	5,791	21,557	29,021

OTHER INCOME (EXPENSE):
Settlement income	-	9,000	3,000	18,000
Income from sale of assets	1,569	2,233	3,892	3,703
Gain from assets disposed	-	-	-	-
Interest income	1,076	1,563	2,613	2,649
Interest expense	(600)	(147)	(1,200)	(1,774)
Total other income	2,045	12,649	8,305	22,578

NET INCOME	$ 20,050	$ 18,440	$ 29,862	$ 51,599

NET INCOME PER SHARE -
basic and diluted	*	*	*	$ .01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - basic and diluted	7,256,986	7,256,986	7,256,986	7,256,986

*Less than $.01 per share

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED
JUNE 30,
	2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 29,862	$ 51,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	343	343
Amortization of deferred revenue	(7,286)	(7,306)
Deferred franchise fee	35,000	-
Changes in operating assets and liabilities:
Accounts receivable	(3,853)	995
Prepaid expenses and other	42	321
Accounts payable and accrued expenses	(5,184)	(338)
Accounts payable to related parties	(15,000)	(15,000)

Net cash provided by operating activities	33,924	30,614

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of note receivable	5,721	5,443
Purchase of property and equipment	(2,198)	-

Net cash provided by investing activities	3,523	5,443

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of advances from related parties	-	(290)
Repayment of line of credit and notes payable	(12,000)	(9,037)

Net cash used in financing activities	(12,000)	(9,327)

NET CHANGE IN CASH	25,447	26,730

CASH, beginning of period	90,671	46,167

CASH, end of period	$ 116,118	$ 72,897

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$ -	$ -
Interest paid	$ -	$ 1,800

1. UNAUDITED INFORMATION

The balance sheet of Hudson's Grill International, Inc. (the "Company") as of June 30, 2004 and the statements of operations for the three- and six-month periods ended June 30, 2004 and 2003 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of June 30, 2004 and the results of operations for the three and six months ended June 30, 2004 and 2003.

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

Had compensation cost for the Company's stock options been determined consistent with the SFAS 123 fair value approach, the Company's net income and net income per common share for the three and six month periods ended June 30, 2004 and 2003, on a pro forma basis, would have been as follows:

THREE MONTHS ENDED JUNE 30,	SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003

Net income: as reported	$ 20,050	$ 18,440	$ 29,862	$ 51,599
Add: Stock-based compensation expense included in reported net income	-	-	-	-
Deduct: Stock-based compensation expense determined under fair value method	(6,886)	(1,063)	(13,772)	(2,023)
Net income: pro forma	$ 13,164	$ 17,377	$ 16,090	$ 49,576

Net income per share:
as reported - basic and diluted	$ *	$ *	$ *	$ .01
Pro forma - basic and diluted	$ *	$ *	$ *	$ .01

* Less than $.01 per share

The fair values of stock options granted during fiscal years 2004 and 2003 were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003
Volatility	200%	50%
Interest rate	4.62%	3.75%
Dividend yield	- %	- %
Expected life	7 years	7 years

3. CONTINGENCY

The Company's former parent, Hudson's Grill of America, Inc. ("HGAI") was involved in litigation arising from a lease associated with a franchised restaurant location that has ceased operations. In addition, HGAI is secondarily liable under other leases for restaurants it sold in prior years. None of these restaurants, lease agreements or obligations were transferred to or assumed by the Company. The Company, based upon consultation with its legal counsel, is of the opinion that the former parent's actual and contingent obligations with respect to these leases can no longer be attributable to the Company because of the statute of limitations, but if counsel is wrong in its assessment and if a creditor obtained a judgment against the former parent, stock in the Company formerly held by HGAI could be subject to attachment or execution by the creditor under certain limited circumstances. Accordingly, the Company believes these matters will not have a material adverse effect on the Company's financial condition or results of operations, and no provision for any estimated loss is reflected in the accompanying financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share:

THREE MONTHS ENDED JUNE 30,
	2004	2003
Numerator:
Net income	$ 20,050	$ 18,440

Denominator:
Weighted average common shares outstanding	7,256,986	7,256,986
Effect of dilutive stock options	1,564,000	-

Dilutive weighted average common shares	8,820,986	7,256,986

Basic earnings per share	$ *	$ *
Diluted earnings per share	$ *	$ *

*Less than $.01 per share

At June 30, 2004 and 2003, the Company had 2,402,000 and 3,710,000 stock options that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive. Such stock options were excluded because the exercise price of the stock options was greater than the average market price of the Company's common stock in the applicable period

***************