Form 10QSB
period 2004-09-30
HUDSONS GRILL INTERNATIONAL INC
filed 2004-11-16
CIK 1104254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

7,256,986 shares of Class A Common Stock outstanding as of September 30, 2004.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

See the attached statements at the end of this Form 10-QSB.

Item 2. Management Discussion and Analysis.

Material changes in the financial condition of the Company and in the results of its operations since the end of its last fiscal year and its results from the comparable period in its last fiscal year include the following:

Balances as of September 30, 2004, Compared to December 31, 2003

The Company's cash at September 30, 2004 ("Q3") was $121,827, which is $31,156 more than it was at December 31, 2003 ("FYE"), when it was $90,671. This primarily reflects the receipt of the fee for a new franchise in Iowa ($35,000), which is slightly offset by the continued reduction of accounts payable to related parties. Due to the increase in cash and the slight increase in accounts receivable, the current assets at Q3 increased $34,333 to $152,463 from $118,130 at FYE. Net property and equipment increased slightly from FYE as a result of software purchases; long term receivable decreased $8,049 as a result of payments received since FYE in connection with the sale of a restaurant in 1995. Thus, total assets at Q3 increased by $27,968 to $239,105 from $211,137 at FYE.

Current liabilities decreased slightly by $3,630 to $82,111 at Q3 from $85,741 at FYE. This reflects the booking of the $35,000 franchise fee received from the Company's new Iowa franchisee as unearned deferred income (which will not be recognized as income until the franchisee opens its restaurant and the Company has fulfilled its obligations under the franchise agreement); the increase in deferred income was offset by a reduction in the Company's loan payable and accounts payable to related parties of $38,630. The reduction in accounts payable to related parties is primarily a result of the profits it has made during the period. Deferred revenue decreased slightly from $92,841 at FYE to $82,274 at Q3, reflecting the continued amortization of income deferred from the advance payment of royalties from certain franchisees and the gain deferred from the 1995 sale of a restaurant.

The Three Months Ended September 30, 2004, Compared to September 30, 2003

Significant changes in the results of operations for the three months ended Q3 compared to the third quarter of 2003 ("Q03") include the following: Revenue decreased slightly from $74,068 in Q03 to $70,625 in Q3. Actual franchise fees received by the Company decreased slightly, as well, from Q03 to Q3. Fee revenue decreased at Ventura, California, because it was closed down; it also decreased at Marshfield, Wisconsin, because of slightly decreased sales combined with a reduction in the royalty percentage charged to the franchisee. Revenues also decreased at San Luis Obispo, reflecting the impact of local construction and the franchisee's failure to pay his royalty fees. These decreases were mostly offset by increased franchise fees from Jackson, Michigan, as a result of increased sales, and the combined effects of the other locations. Operating expenses increased by $5,579 during Q3 to $60,945 from $55,366 during Q03, primarily as a result of higher accounting and legal expenses as a result of compliance with the new Sarbanes Oxley Act (involving additional preparation and review of the Company's accounting), higher travel (for trips to the Midwest to visit with prospective and current franchisees), and higher penalties and taxes. These were somewhat offset by a reduction in miscellaneous expenses of $5,283. As a result, income from operations decreased $9,022 during Q3, when compared to Q03. Other income decreased $10,158 compared to Q03, mainly as a result of the Company no longer receiving settlement payments. Consequently, net income decreased by $19,180 when compared to Q03.

Income per common share (both basic and diluted) was $.00 per share for Q3 and Q03.

The Nine Months Ended September 30, 2004, Compared to September 30, 2003

Significant changes in the results of operations for the nine months ended September 30, 2004 ("YTD04"), compared to the same period in 2003 ("YTD03") include the following: There was a decrease of $7,181 in YTD04 revenue mostly attributable to a decrease in franchise fees from Ventura (which closed), San Luis Obispo (which quit paying when construction began nearby), and Marshfield (which negotiated a lower fee rate and had lower sales). YTD04 operating expenses increased by $10,310 in YTD04 to $176,703, mainly as a result of an increase in salaries that began in September 2003, and legal and accounting expenses due to higher costs of complying with the Sarbanes Oxley Act. As a result, income from operations decreased by $17,491 to $31,237 in YTD04. Other income decreased by $23,426 because settlement income decreased by $23,499 when compared to YTD03. Thus, because of these decreases, net income in YTD04 decreased by $40,917 to $42,165 in YTD04.

Income per common share (both basic and diluted) was $.01 per share for YTD04 and was $.01 per share for YTD03.

Liquidity and Capital Resources

Changes in the Company's liquidity and capital will depend primarily on continuing royalty fees received from franchisees using the Company's trademark and restaurant concept. This in turn will be reflective of the general economies in the areas where Hudson's Grill restaurants are located. The Company does not currently plan to raise any capital or borrow funds to meet liquidity needs, and thus, will rely solely on cash flows from operations.

The Company is currently allocating a major part of its cash flow to pay off accounts payable to related parties; it plans to continue to do so until all of its past due debts are paid off. This may take more than a year to accomplish. The Company's cash balance of $121,827 at September 30, 2004, was $31,156 more than at the year ended December 31, 2003.

The Company does not sustain much seasonal volatility in revenues since its franchisees are dispersed geographically and climactically. Additionally, it does not have any material commitments for capital expenditures and doesn't plan any in the foreseeable future.

Item 3. Disclosures; Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

(b) Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls during the quarter ended September 30, 2004.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any legal proceedings and knows of no matters that have been threatened against the Company.

Item 2. Changes in Securities.

There was no change in securities during the quarter ending September 30, 2004.

Item 3. Defaults Upon Senior Securities.

The Company does not currently have any senior securities outstanding. Consequently, there are no defaults on senior securities.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2004.

Item 5. Other Information.

The Company does not have any material new information that has not already been disclosed in Forms 8-K, 10-QSB and 10-KSB.

Item 6. Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed herewith:

Exhibit No.	Description	Page Number

(31.1)	Certification Pursuant to Sarbanes-Oxley Act Sec. 302	attached
(32.1)	Certification Pursuant to Sarbanes-Oxley Act Sec. 906	attached

(b) Reports on Form 8-K.

None were filed during the quarter ended September 30, 2004.

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

(Registrant) HUDSON'S GRILL INTERNATIONAL, INC. By: s/s David L. Osborn David L. Osborn, President Date: November 15, 2004

Hudson's Grill International, Inc.
Balance Sheets
			ASSETS
				Sep 30, 2004	Dec 31, 2003
				(unaudited)	(audited)
	Current assets:
		Cash and cash equivalents		$121,827	$90,671
		Accounts receivable		22,753	19,470
		Other current assets		7,883	7,989
			Total current assets	152,463	118,130
	Property and equipment, at cost:
		Furniture and office equipment		20,067	17,869
		Accumulated depreciation		(17,356)	(16,842)
			Property and equipment, net	2,711	1,027
	Long-term note receivable			83,931	91,980
			TOTAL ASSETS	$239,105	$211,137
			LIABILITIES AND STOCKHOLDERS' EQUITY
	Current liabilities:
		Loan payable		$17,000	$35,000
		Accounts payable and accrued expenses		9,626	7,756
		Accounts payable to related parties		20,485	42,985
		Deferred franchise fee		35,000	-
			Total current liabilities	82,111	85,741
	Deferred revenue			82,274	92,841
	Contingencies (Note 3)			-	-
	Stockholders' equity:
		Common stock, Class A, no par value, 100,000,000 shares
			authorized, 7,256,986 shares issued and outstanding at
			September 30, 2004 and December 31, 2003, respectively	142,545	142,545
		Common stock, Class B, no par value, 15,000,000 shares
			authorized, no shares issued and outstanding	-	-
		Accumulated deficit		(67,825)	(109,990)
			Total stockholders' equity	74,720	32,555
			TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$239,105	$211,137

Hudson's Grill International, Inc.
Statements of Income
				Three Months Ended		Nine Months Ended
				September 30,	September 30,	September 30,	September 30,
				2004	2003	2004	2003
				(unaudited)	(unaudited)	(unaudited)	(unaudited)
	Revenues			$70,625	$74,068	$207,940	$215,121
	Operating costs:
		General and administrative		60,774	55,195	176,189	165,879
		Depreciation and amortization		171	171	514	514
			Total operating costs	60,945	55,366	176,703	166,393
			Income from operations	9,680	18,702	31,237	48,728
	Other income(expense):
		Settlement income		501	9,000	3,501	27,000
		Income from sale of assets		1,585	2,266	5,477	5,969
		Interest income		1,137	1,515	3,750	4,164
		Interest expense		(600)	-	(1,800)	(1,774)
		Miscellaneous expenses		-	-	-	(1,005)
			Total other income	2,623	12,781	10,928	34,354
	Net income			$12,303	$31,483	$42,165	$83,082
	Net income per share-
		basic and diluted		$-	$-	$.01	$.01
	Weighted average
		outstanding shares-
		basic		7,256,986	7,256,986	7,256,986	7,256,986
		diluted		7,893,986	7,256,986	8,355,843	7,256,986

Hudson's Grill International, Inc.
Statements of Cash Flows
							Nine Months Ended
							September 30,	September 30,
							2004	2003
							(unaudited)	(unaudited)
	CASH FLOWS FROM OPERATING ACTIVITIES:
		Net Income					$ 42,165	$ 83,082
		Adjustments to reconcile net income to net cash
			provided by operating activities:
				Depreciation and amortization			514	514
				Amortization of deferred revenue			(10,567)	(11,375)
				Changes in operating assets and liabilities:
					Accounts receivable		(3,283)	4,797
					Other current assets		106	(1,609)
					Accounts payable and accrued expenses		1,870	4,583
					Accounts payable to related parties		(22,500)	(22,790)
					Deferred franchise fees		35,000	-
						Net cash provided by operating activities	43,305	57,202
	CASH FLOWS FROM INVESTING ACTIVITIES:
		Repayment of note receivable					8,049	8,774
		Purchase of property and equipment					(2,198)	-
						Net cash provided by investing activities	5,851	8,774
	CASH FLOWS FROM FINANCING ACTIVITIES:
		Repayment of advances from related parties					-	(4,000)
		Repayment of line of credit and notes payable					(18,000)	(9,037)
						Net cash used in financing activities	(18,000)	(13,037)
	NET INCREASE IN CASH						31,156	52,939
	CASH, beginning of period						90,671	46,167
	CASH, end of period						$ 121,827	$ 99,106
	SUPPLEMENTAL DISCLOSURES:
		Income taxes paid					$ 0	$ 0
		Interest paid					$ 1,800	$ 1,774

1. UNAUDITED INFORMATION

The balance sheet of Hudson's Grill International, Inc. (the "Company") as of September 30, 2004 and the statements of income for the three and nine-month periods ended September 30, 2004 and 2003 have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of September 30, 2004 and the results of operations for the three and nine months ended September 30, 2004 and 2003.

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

Had compensation cost for the Company's stock options been determined consistent with the SFAS 123 fair value approach, the Company's net income and net income per common share for the three and nine-month periods ended September 30, 2004 and 2003, on a pro forma basis, would have been as follows:

THREE MONTHS ENDED September 30,	NINE MONTHS ENDED September 30,
	2004	2003	2004	2003

Net income: as reported	$ 12,303	$ 31,483	$ 42,165	$ 83,082
Add: Stock-based compensation expense included in reported net income	-	-	-	-
Deduct: Stock-based compensation expense determined under fair value method	(3,382)	(646)	(18,236)	(2,669)
Net income: pro forma	$ 8,921	$ 30,837	$ 23,929	$ 80,413

Net income per share:
as reported - basic and diluted	$ -	$ -	$ .01	$ .01
Pro forma - basic and diluted	$ -	$ -	$ -	$ .01

The fair values of stock options granted during fiscal years 2004 and 2003 were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003
Volatility	190%	50%
Interest rate	4.12%	3.75%
Dividend yield	- %	- %
Expected life	7 years	7 years

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

For the three month period ended September 30, 2004 and 2003, the Company had 2,596,000 and 3,704,000 stock options, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive. Such stock options were excluded because the exercise price of the stock options was greater than the average market price of the Company's common stock in the applicable period.

5. SUBSEQUENT EVENTS

On October 20, 2004, the Company reported the signing of a new franchisee in Wisconsin. The franchisee paid a non-refundable deposit of $35,000, the recognition of which as income will be deferred until the Company has fulfilled its obligations under the franchise agreement to help open the new restaurant. The Company anticipates that the new franchisee will be open for business sometime in the first quarter of 2005.

***************