Form 10KSB
period 2004-12-31
HUDSONS GRILL INTERNATIONAL INC
filed 2005-04-05
CIK 1104254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

$278,998

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

The last traded price as of March 28, 2005, was $.05 per share. The issuer has 7,256,986 shares outstanding held by non-affiliates, and all are voting common stock; thus, on that date the market value of the voting and non-voting common equity held by non-affiliates was $362,849.

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

7,256,986

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2005, are incorporated by reference into Parts II and III.

PART I

ITEM 1. BUSINESS

Hudson's Grill International, Inc. (the "Company" or "Hudson's" or "Hudson's Grill"), was incorporated on October 30, 1997, in Texas, and certain assets were transferred to the Company on December 1, 1997, from its former parent, Hudson's Grill of America, Inc. ("HGA"). Currently, the Company franchises Hudson's Grill Restaurants.

Hudson's Grill Restaurants are full service restaurants that serve lunch and dinner and a wide range of alcoholic beverages. On December 31, 2004, there were nine Hudson's Grill restaurants, and two were under construction, due to open by Spring 2005; all twelve were franchised. Prior to December 31, 2004, the most recent franchise was opened in September 2003, in Marshfield, Wisconsin. The Company's major focus is to expand the Hudson's Grill operations through franchising instead of through ownership. The Hudson's Grill restaurants are currently operating in California, Michigan, Wisconsin and Texas; a new franchise is expected to open in Iowa in Spring 2005. The Company is still accepting franchises, but the franchise market and the restaurant market are very competitive. Many other franchisers have substantially more capital, thereby making it much more difficult to compete against them.

BRIEF SUMMARY OF MAJOR EVENTS OVER THE PAST THREE YEARS.

In October 2004, the Company signed a franchise agreement for a new Hudson's Grill to be built in De Pere, Wisconsin. The franchisee opened for business in February 2005.

In January 2004, the Company signed a franchise agreement for a new Hudson's Grill to be built in Iowa. This will be the Company's first franchise in that state. The franchisee plans to open for business in the early part of 2005.

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

HUDSON'S RESTAURANT DEVELOPMENT.

The Company currently plans to expand only after paying off its current debts. Once the debts are paid, the Company plans to increase efforts to add franchisees, and only if the Company's cash flow will permit, it may entertain directly operating a Hudson's Grill. Currently, the Company has no specific plans how it will attempt to add franchisees.

HUDSON'S FRANCHISE AGREEMENTS.

The Company owns the trademark registrations for two "Hudson's Grill" logos and for the "Hudson's" name. It has also received registration of its "Burgers*Shakes*Rock'n Roll" mark. The Company has secured a permit from the California Department of Corporations to issue Hudson's Grill franchises in California and uses a Uniform Franchise Offering Circular where permitted. As of December 31, 2004, the Company had nine franchised restaurants that were in operation, and two were under construction. The current standard terms to franchise a restaurant are an initial fee of Thirty-Five Thousand Dollars and a royalty of four percent of sales, and require that three percent of sales be used for advertising, of which one percent is to be paid to the Company for collective advertising. For these payments, the Company is obligated to do the following: screen and train potential franchisees, review and approve sites, and provide an operations manual and assistance. The Company is not currently collecting the one percent advertising fees since collective advertising does not make sense with the current franchisees because they are too far from each other.

EMPLOYEES.

At December 31, 2004, the Company employed one person full time, who is the receptionist/administrative assistant/bookkeeper for the Company. The President works only part time, and is paid $2,500 a month; each month he also is granted seven year options to purchase 18,000 shares of the Company's stock for anywhere from $.005 to $.05 above the market price on the last day of the preceding month; the exact exercise price within the range depends on how much the options impact the financial statements of the Company.

The Company is not a party to any collective bargaining agreements.

REPORTS TO SECURITY HOLDERS

The Company files reports with the United States Securities and Exchange Commission. It files the following periodic reports: (1) Form 10-KSB; (2) Annual Report to Shareholders; (3) Definitive Proxy material; and (4) Forms 10-QSB. It files Forms 3, 4, 5, and 8-K on an as-needed basis.

ITEM 2. PROPERTIES

At December 31, 2004, the Company was the primary lessee for its headquarters in Dallas, Texas. The headquarters lease is month-to-month. The Company shares office space with its largest shareholder, who is a part owner of the lessor. The office space is sufficient to meet the Company's current needs, and it expects that its needs will be satisfied with this space for the foreseeable future.

All of the Company's restaurant equipment that it still owns is owned free and clear by the Company; currently there is only a de minimus amount of such restaurant equipment. The Company's restaurant equipment is currently stored in a warehouse and is for sale. Currently, the Company has no real property and has no real estate related investments.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION.

In early 2001, the Company's Common Stock, no par value, began trading over-the-counter on the NASD OTC Bulletin Board under the National Association of Security Dealers ("NASD") symbol "HGII" and now trades under the symbol "HGIIA.OB." As of March 16, 2005, there were approximately 300 registered holders of record of the Company's Common Stock (this excludes shareholders whose stock is held by a nominee or in "street name," because a nominee or street name holder is counted as one registered shareholder even if a nominee is holding stock for many shareholders). The Company believes that it has about 700 shareholders when including those whose shares are held in street name. The following table sets forth the reported high and low bid prices of the Common Stock for the periods indicated as regularly quoted by the NASD OTC Bulletin Board, based on the infrequent transactions in the Company's stock reported on Yahoo. The table does not reflect offer prices, and the prices that are shown, are in U.S. Dollars. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

FISCAL YEAR ENDED DECEMBER 31, 2003	High	Low
First Quarter ended March 31, 2003	.01	.01
Second Quarter ended June 30, 2003	.02	.01
Third Quarter ended September 30, 2003	.01	.00
Fourth Quarter ended December 31, 2003	.07	.00

FISCAL YEAR ENDED DECEMBER 31, 2004	High	Low
First Quarter ended March 31, 2004	.13	.03
Second Quarter ended June 30, 2004	.08	.04
Third Quarter ended September 30, 2004	.07	.02
Fourth Quarter ended December 31, 2004	.06	.02

As of March 16, 2005, the closing bid price of the Common Stock was $.05. Historical information about the price of the Company's common stock can be obtained from the Internet by visiting the following site operated by Yahoo.com: http://finance.yahoo.com/q?s=HGIIA.OB&d=t

DIVIDENDS.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER PORTIONS OF THIS REPORT CONTAIN FORWARD-LOOKING INFORMATION THAT INVOLVES RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING INFORMATION. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, AVAILABILITY OF FINANCIAL RESOURCES FOR LONG TERM NEEDS, PRODUCT DEMAND, MARKET ACCEPTANCE AND OTHER FACTORS DISCUSSED ELSEWHERE IN THIS REPORT. THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

IN GENERAL.

For the year ended December 31, 2004, the Company had a net income of $43,462. This compares to net income of $97,567 for the year ended December 31, 2003. Net income decreased by $54,105. This was mostly due to an increase in general and administrative expenses of $26,895 and a decrease in settlement income of $32,499. The decrease in settlement income is due to the completed payment of a settlement with a former franchisee. The last monthly settlement payment of approximately $3,500 was made in January 2004.

REVENUES.

The current franchisees' performance in 2004 remained flat when compared to their performance in 2003, reflecting flat demand nationwide. The Company saw a slight increase in revenues of $4,097. The Company received two franchise fees in 2004 totaling $70,000 from new franchisees; these will not be recognized until 2005, when the two franchises open for business. Until then, the Company will carry the funds as a deferred item on its books.

COSTS AND EXPENSES.

Operating costs in 2004 were $249,670; this is an increase of $27,172 from 2003, when operating costs were $222,468. The increase is mostly due to higher legal and accounting expenses as a result of compliance with the Sarbanes-Oxley Act ("SOX") and a change in public auditors. The legal and accounting expenses rose by $19,188. Other large increases include salary expense ($11,300); franchisee consultant (($5,205); and a one time architectural expense for drawings converted into a software file ($5,000). These increases were somewhat offset by a decrease in miscellaneous expense of $13,299.

Other income decreased by $31,000 in 2004. This was mostly due to the completion in 2004 of the payment of a settlement with a former franchisee, which resulted in a decrease in settlement income of $32,499.

LIQUIDITY AND CAPITAL RESOURCES.

At December 31, 2004, the Company had working capital of $59,741 as compared to December 31, 2003, when the Company had working capital of $32,389. This is largely the result of increasing cash balances at the same time as current liabilities are being paid off from net income. Working capital would be $70,000 greater but for the deferral into current liabilities of non-refundable franchise fees that won't be recognized until the opening of the franchisees' restaurants in Spring 2005.

Changes in its liquidity and capital will depend mostly on continuing royalty fees received from franchisees using the Company's trademark and restaurant concept. This in turn will be reflective of the general economies in the areas where Hudson's Grill restaurants are located. At the present time, most of the U.S. is steadily growing. As long as this continues, the year to year sales at the Company's franchisees will likely be steadily growing, too. The Company, however, expects revenues (and cash flow) to increase somewhat more than the general economy with the opening of three new franchises in 2005.

The Company is currently allocating a significant part of its cash flow to pay off accounts payable; it plans to complete paying off its past due debts by the middle of 2005. The Company's cash balance of $129,368 at December 31, 2004, was $38,697 more than at the year ended December 31, 2003. The Company will continue to increase its cash reserves in order to withstand any substantial, future downturn in the U.S. economy.

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

The Company does not sustain much seasonal volatility in royalty revenues since its franchisees are dispersed geographically and climactically. Additionally, it does not have any material commitments for capital expenditures and doesn't plan any in the foreseeable future. Nevertheless, compliance with section 404 of the Sarbanes-Oxley Act will place an extra burden on the Company's financial resources that may become significant and in the future could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

APPLICATION OF SIGNIFICANT ACCOUNTING POLICIES.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123R, "Share-Based Payment," which is a revision of SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees". SFAS 123R focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25's intrinsic value method of accounting for employee stock options has been eliminated. As a result, the fair value of stock options granted to employees in the future will be required to be expensed. The impact on the results of operations of the Company will be dependent on the number of options granted and the fair value of those options. For the Company, FASB 123R will be effective in 2006.

ITEM 7. FINANCIAL STATEMENTS

Attached following Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

Incorporated by reference from the Proxy Statement (the "Proxy Statement") to shareholders relating to the annual meeting to be held May 23, 2005.

On October 25, 2004, Hein & Associates LLP, which served as our independent public accountants for many years, notified us of their intention not to stand for re-election as our principal accountants. The report issued by Hein & Associates LLP on the financial statements for the years ended December 31, 2003 and 2002 did not contain an adverse opinion nor a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles except that each such report included an explanatory paragraph describing conditions that raised substantial doubt about our ability to continue as a going concern. In connection with their audits for the years ended December 31, 2003 and 2002 and through October 25, 2004, there were no disagreements with Hein & Associates LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hein & Associates LLP, would have caused Hein & Associates LLP to make reference thereto in their report on the financial statements for such years or such interim periods. Hein & Associates LLP furnished us with a letter addressed to the Commission stating that it agrees with the above statements. A copy of such letter, dated October 28, 2004, is filed as Exhibit 16 to the Form 8-K, dated October 29, 2004.

We engaged Whitley Penn as our new independent auditors as of October 25, 2004. Our Board of Directors approved the engagement. During the two most recent fiscal years and through October 25, 2004, we had not consulted with Whitley Penn with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or reportable events as set forth in Items 304(a)(1)(iv) of Regulation S-B. We allowed Whitley Penn to review the aforementioned Form 8-K before it was filed with the Commission. Whitley Penn has not furnished us with a letter containing any new information, clarification, or disagreement with the information set forth herein.

ITEM 8A. CONTROLS AND PROCEDURES.

The Company's management, including the Company's principal executive officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the year ended December 31, 2004, the period covered by the Annual Report on Form 10-KSB. Based upon that evaluation, the Company's principal executive officer has concluded that the disclosure controls and procedures were effective as of December 31, 2004, to provide reasonable assurance that material information relating to the Company is made known to management including the CEO.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter of 2004 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

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

ITEM 13. EXHIBITS

Exhibits 31.1 and 32.1 are attached.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	HUDSON'S GRILL INTERNATIONAL, INC. By: David Osborn, President

Date: April 4, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date
DAVID L. OSBORN	President	April 4, 2005
ROBERT W. FISCHER	Director	April 4, 2005
ANTHONY B. DUNCAN	Director	April 4, 2005

HUDSON'S GRILL INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENTS

PAGE

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS F-1

FINANCIAL STATEMENTS

Balance Sheets at December 31, 2004 and 2003 F-3

Statements of Income for the Years Ended December 31, 2004 and 2003 F-5

Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2004

and 2003 F-6

Statements of Cash Flows for the Years Ended December 31, 2004 and 2003 F-7

NOTES TO FINANCIAL STATEMENTS F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Hudson's Grill International, Inc.

We have audited the accompanying balance sheet of Hudson's Grill International, Inc. as of December 31, 2004, and the related statements of income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hudson's Grill International, Inc. at December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Whitley Penn

March 7, 2005

Dallas, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Hudson's Grill International, Inc.

Dallas, Texas

We have audited the accompanying balance sheet of Hudson's Grill International, Inc. as of December 31, 2003, and the related statements of income, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hudson's Grill International, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Hein & Associates LLP

February 24, 2004

Dallas, Texas

Hudson's Grill International, Inc.
Balance Sheets

			ASSETS

				December 31,
				2004	2003
	Current assets:
		Cash and cash equivalents		$ 129,368	$ 90,671
		Accounts receivable		24,675	19,470
		Other current assets		8,602	7,989
			Total current assets	162,645	118,130

	Property and equipment, at cost:
		Furniture and office equipment		23,204	17,869
		Accumulated depreciation		(17,834)	(16,842)
			Property and equipment, net	5,370	1,027

	Long-term note receivable			81,283	91,980

			TOTAL ASSETS	$ 249,298	$ 211,137

			LIABILITIES AND STOCKHOLDERS' EQUITY
	Current liabilities:
		Loan payable		$ 11,000	$ 35,000
		Accounts payable and accrued expenses		8,919	7,756
		Accounts payable to related parties		12,985	42,985
		Deferred franchise fee		70,000	-
			Total current liabilities	102,904	85,741

	Deferred revenue			70,377	92,841

			TOTAL LIABILITIES	$ 173,281	$ 178,582

	Commitments & Contingencies (Note 6)			-	-

	Stockholders' equity:
		Common stock, Class A, no par value, 100,000,000 shares
			authorized, 7,256,986 shares issued and outstanding at
			December 31, 2004 and 2003, respectively	142,545	142,545
		Common stock, Class B, no par value, 15,000,000 shares
			authorized, no shares issued and outstanding	-	-
		Accumulated deficit		(66,528)	(109,990)
			Total stockholders' equity	76,017	32,555

			TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 249,298	$ 211,137

Hudson's Grill International, Inc.
Statements of Income

					Years Ended December 31,
					2004	2003

	Revenues				$278,998	$274,901

	Operating costs:
		General and administrative			248,678	221,783
		Depreciation and amortization			992	685
			Total operating costs		249,670	222,468

				Income from operations	29,328	52,433

	Other income(expense):
		Settlement income			3,501	36,000
		Income from sale of assets			7,279	7,500
		Interest income			5,113	5,161
		Interest expense			(1,759)	(3,527)
				Total other income(expense), net	14,134	45,134

	Net income				$43,462	$97,567

	Net income per common share-
		basic and diluted			$.01	$.01

	Weighted average common
		shares outstanding-
		basic			7,256,986	7,256,986

		diluted			8,301,095	7,373,438

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Years Ended December 31, 2004 and 2003

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

BALANCE, December 31, 2002	7,256,986	142,545	(207,557)	(65,012)

Net income	-	-	97,567	97,567

BALANCE, December 31, 2003	7,256,986	142,545	(109,990)	32,555

Net income	-	-	43,462	43,462

BALANCE, December 31, 2004	7,256,986	$ 142,545	$ (66,528)	$ 76,017

Hudson's Grill International, Inc.
Statements of Cash Flows

							Years Ended December 31,
							2004	2003

	Cash Flows From Operating Activities:
		Net Income					$ 43,462	$ 97,567
		Adjustments to reconcile net income to net cash
			provided by operating activities:
				Depreciation and amortization			992	685
				Amortization of deferred franchise fees			(15,185)	(7,211)
				Amortization of deferred income from sale of asset			(7,279)	(7,500)
				Changes in operating assets and liabilities:
					Accounts receivable		(5,205)	2,901
					Other current assets		(613)	2,146
					Accounts payable and accrued expenses		1,163	(2,312)
					Accounts payable to related parties		(30,000)	(33,467)
					Deferred franchise fees		70,000	-

						Net cash provided by operating activities	57,335	52,809

	Cash Flows From Investing Activities:

		Repayment of note receivable					10,697	11,022
		Purchase of property and equipment					(5,335)	-

						Net cash provided by investing activities	5,362	11,022

	Cash Flows From Financing Activities:

		Repayment of advances from related parties					-	(290)
		Repayment of line of credit and notes payable					(24,000)	(19,037)

						Net cash used in financing activities	(24,000)	(19,327)

	Net Increase In Cash						38,697	44,504

	Cash, beginning of period						90,671	46,167

	Cash, end of period						$ 129,368	$ 90,671

	Supplemental Disclosures:
		Income taxes paid					$ 0	$ 0
		Interest paid					$ 1,759	$ 3,500

1. Organization and Basis of Presentation

Hudson's Grill International, Inc. (the "Company") was incorporated in the state of Texas on October 30, 1997. On December 1, 1997, the Company became a wholly-owned subsidiary of Hudson's Grill of America, Inc. ("HGAI" or the "Parent"), a public company, and at that time HGAI transferred certain franchise rights and agreements to the Company. On August 15, 2000, HGAI registered the Company's common stock and distributed 100% of the Company's shares to the stockholders of HGAI.

The Company owns the franchise rights to the Hudson's Grill restaurant concept. The Company currently provides management and support services to eleven franchised restaurants currently located in Texas, California, Michigan and Wisconsin.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2004 and 2003, the Company had no such investments. The Company maintains deposits primarily in one financial institution, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2004 and 2003, the uninsured portion of these deposits approximated $39,000 and $0, respectively. The Company has not incurred any losses related to its cash on deposit with financial institutions.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally five to seven years). Depreciation expense was $992 and $685 for the years ended December 31, 2004 and 2003, respectively. Maintenance and repairs are expensed as incurred.

Long-Term Receivable

Long-term receivable represents a promissory note received in connection with the sale of a restaurant (See Note 4). The note receivable is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the note receivable may not be recoverable. Recoverability of notes receivable is determined based upon the Company's assessment as to whether the maker of the note has the ability to make the required payments. If notes receivable are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value exceeds management's estimated amount to be collected. No impairment charge was recorded in 2004 or 2003.

Revenue Recognition

Initial franchise fees are recognized as revenue when all material services or conditions relating to the sale have been substantially performed or satisfied and collection is certain. Continuing franchise fees are recognized as revenue as the fees are earned and become receivable from the franchisee.

Fair Value of Financial Instruments

In accordance with the reporting requirements of Statement of Financial Accounting Standard ("SFAS") No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, notes receivable, accounts payable, loans payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. None of these instruments are held for trading purposes.

Stock-Based Compensation

The Company accounts for stock options granted to directors and employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB No. 25") and related interpretations. APB No. 25 requires compensation expense be recognized for grants of stock options when the quoted market price of the Company's common stock on the date the options were granted exceeds an option's exercise price. The Company did not grant any stock options with an exercise price that was less than the fair market value of the stock at the date of grant during the years ended December 31, 2004 and 2003. Accordingly, no compensation cost has been recognized for its employee stock options in the accompanying financial statements. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123 which require the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company's stock options had been determined under the fair value method prescribed by SFAS No. 123. Had compensation cost for the Company's stock options been determined consistent with the SFAS 123 fair value approach, the Company's net income and net income per common share for the years ended December 31, 2004 and 2003, on a pro forma basis, would have been as follows:

	2004	2003

Net income: as reported	$ 43,462	$ 97,567
Add: Stock-based compensation expense included in reported net income	-	-
Deduct: Stock-based compensation expense determined under fair value method	(21,157)	(4,012)
Net income: pro forma	$ 22,305	$ 93,555

Net income per share:
as reported - basic and diluted	$ 0.01	$ 0.01
Pro forma - basic and diluted	$ -	$ 0.01

The fair values of stock options granted during fiscal years 2004 and 2003 were determined using the Black-Scholes option pricing model, and using the following assumptions:

	2004	2003
Volatility	217%	50%
Interest rate	4.24%	4.00%
Dividend yield	- %	- %
Expected life	7 years	7 years

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

The following table sets forth the computation of basic and diluted earnings per share:

Years Ended December 31,
	2004	2003
Numerator:
Net income	$ 43,462	$ 97,567

Denominator:
Weighted average common shares outstanding	7,256,986	7,256,986
Effect of dilutive stock options	1,044,109	116,452

Dilutive weighted average common shares	8,301,095	7,373,438

Basic earnings per share	$ 0.01	$ 0.01
Diluted earnings per share	$ 0.01	$ 0.01

At December 31, 2004 and 2003, the Company had 2,596,000 and 2,330,000 stock options that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive. Such stock options were excluded because the exercise price of the stock options was greater than the average market price of the Company's common stock in the applicable period. At December 31, 2004, the Company had a total of 4,274,000 unexercised options.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates made by the Company's management include the allowance for doubtful accounts and the carrying amount of a note receivable.

Concentrations of Credit Risk

In the normal course of business, the Company extends unsecured credit to franchisees. In addition, the Company's former parent sold a restaurant and took a promissory note as consideration (see Note 4). The note and income were transferred to the Company in 1997. The income from the sale has been deferred and is recognized on an installment basis as the cash is received. At December 31, 2004, the balance outstanding under the note receivable and the related deferred income were $81,283 and $91,980, respectively. The Company's note receivable and accounts receivable are subject to potential credit risk. The maximum exposure assuming non-performance by the debtors is the amount shown on the balance sheet at the date of non-performance. The Company believes that an adequate allowance for uncollectible accounts has been established. The Company currently has a past due balance of $1,784 from one of its franchisees, but it believes that it is collectible. Therefore, the Company has not provided an allowance for this past due amount, and at this time, the Company has no allowance for uncollectible accounts. The allowance for uncollectible accounts is continually monitored, and adjustments are made as necessary. For the year ended December 31, 2004 and 2003, the Company had bad debt expenses of $664 and $0 respectively.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment," which is a revision of SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees". SFAS 123R focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25's intrinsic value method of accounting for employee stock options has been eliminated. As a result, the fair value of stock options granted to employees in the future will be required to be expensed. The impact on the results of operations of the Company will be dependent on the number of options granted and the fair value of those options. For the Company, FASB 123R will be effective in 2006.

3. Franchise Activities

Under the terms of the Company's standard franchise agreement, franchisees are obligated to pay the Company an initial franchise fee and a weekly continuing franchise fee ("royalty") of generally 4% of gross restaurant revenues. Each franchisee must spend 3% of gross sales on approved advertising, including a weekly 1% marketing fee contributed to the Company's marketing fund. The Company is obligated to provide initial training, continuing management assistance, administration of advertising and sales promotion programs and establishment and monitoring of a marketing fund. During the years ended December 31, 2004 and 2003, the Company received no contribution toward the marketing fund nor has the marketing fund been maintained.

One franchisee agreed to pay an additional fee in return for a reduced royalty fee. The Company deferred its recognition of the additional fee amount, and is amortizing it into income through 2014. In the fourth quarter of 2004, the Company recognized income of $8,399 associated with the franchisee's closure of one of four restaurants covered by the original arrangement. Unamortized additional fees at December 31, 2004 and 2003, of $16,798 and $31,983, respectively, were included in deferred revenue.

During the year ended December 31, 2004, the Company added two new franchisees, one in Wisconsin and one in Iowa. Each franchisee paid an initial franchise fee of $35,000 in connection with its restaurant, one of which opened in February 2005, and the other of which is expected to open in April 2005. Recognition of the fees is being deferred until the restaurants open. In 2004, one of the Company's franchisees located in California closed its restaurant and terminated its franchise agreement.

Franchising revenues consisted of the following for the years ended December 31:

	2004	2003

Initial franchise fee	$ -	$ -
Amortization of deferred franchise fee	15,185	7,211
Royalty fees	263,813	267,690
Total franchise revenue	$ 278,998	$ 274,901

4. Sale of Assets and Note Receivable

Prior to the distribution transaction described in Note 1, the Company's Parent sold a restaurant and agreed to receive a promissory note as consideration. The note bears interest at 6%, requires monthly principal and interest payments of $1,600 until fully repaid and is collateralized by certain assets of the restaurant sold. Unpaid balances under the note at December 31, 2004 and 2003, were $81,283 and $91,980, respectively. The gain on the sale was deferred and income is being recognized on an installment basis as the cash is received. At December 31, 2004 and 2003, the deferred gain on the sale totaled $53,578 and $60,858, respectively. The Company recognized income of $7,279 and $7,500 from the sale of these assets during the years ended December 31, 2004 and 2003, respectively.

5. Debt

Loan payable consisted of the following at December 31:

	2004	2003
Loan payable to a financial institution; interest at 7%, unsecured and principal and interest payments due on demand	$ 11,000	$ 35,000

6. Commitments and Contingencies

The Company leases office space under a month-to-month lease. Rent and utility expense totaled $16,200 and $17,200 for the years ended December 31, 2004 and 2003, respectively. The Company's aggregate lease commitment is one month's rent and utilities, which averages $1,400. The Company also has a long term agreement with a consultant that obligates the Company to pay the consultant $1,200 per month until October 2008. A copier lease commits the Company to make payments of $141 until August 2007.

7. Income Taxes

There was no provision for income taxes in the years ended December 31, 2004 and 2003, due to the carryforward of net losses ("NOL") incurred in prior years. The Company had no material deferred tax liabilities at December 31, 2003.

Deferred taxes consisted of the following at December 31:

	2004	2003
Deferred tax assets:
Deferred revenue	$ 24,000	$ 32,000
Net operating loss	139,000	170,000
Total deferred tax assets	163,000	202,000
Deferred tax liability	(24,000)
Valuation allowance	(139,000)	(202,000)
Net deferred taxes	$ -	$ -

The net change in the valuation allowance for deferred tax assets was a decrease of $63,000 and $34,000 in 2004 and 2003, respectively. The changes related primarily to changes in the NOL.

Income taxes payable for the year ended December 31, 2004 and 2003, were reduced by approximately $20,000 and $17,000, respectively, through the utilization of NOL carryforwards in those years. At December 31, 2004, NOL carryforwards of approximately $409,000 were available to offset future taxable income and expire through 2018.

The Company's effective income tax rate varied from the federal statutory rate for the years ended December 31, as follows:

	2004	2003

Federal income tax at statutory rate	34%	34%
Net operating loss carryforward	(34%)	(34%)
Total effective income tax rate	0%	0%

8. Stock Options

The Company president's compensation is established at the sole discretion of the board of directors and includes the granting of stock options. The Company also grants stock options to each of its two directors as compensation for their services as directors. During the year ended December 31, 2004, stock options were granted monthly and a total of 216,000 and 240,000 stock options were granted to the president and directors, respectively.

All options granted during 2004 vested immediately, were issued with an exercise price of $0.005 above the last bid price of the Company's common stock on the date of grant, and expire seven years from the date of grant.

The following is a summary of stock option activity:

	Options	Weighted Average Exercise Price

Outstanding at January 1, 2003	3,170,000	$ 0.08
Granted	648,000	0.02
Cancelled	-	0.00
Outstanding at December 31, 2003	3,818,000	$ 0.07
Granted	456,000	0.05
Cancelled	-	0.00
Outstanding at December 31, 2004	4,274,000	$ 0.07

The weighted average fair value of stock options granted during 2004 and 2003 was $0.05 and $0.006, respectively, on the date of grant using the Black-Scholes option pricing model.

The following table summarizes information about stock options outstanding at December 31, 2004:

Options Outstanding	Options Exercisable
Weighted Average Remaining Contractual Life	Number Outstanding	Range of Exercise Prices	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price

3 years	2,330,000	$ 0.10	$ 0.10	2,330,000	$ 0.10
5 years	1,488,000	$.01-.035	$ 0.02	1,488,000	$ 0.02
6.5 years	456,000	$.025-.095	$ 0.05	456,000	$ 0.05
	4,274,000		$ 0.07	4,274,000	$ 0.07

9. Related Party Transactions

A law firm associated with a director of the Company provides legal services to the Company. During the years ended December 31, 2004 and 2003, the cost of these services to the Company were approximately $39,300 and $23,500, respectively. Related amounts included in accounts payable to related parties at December 31, 2004 and 2003, were approximately $13,000 and $43,000, respectively.

The Company assumed a loan of a former employee of the Parent with a financial institution (see Note 5). The balances outstanding on the loan were $11,000 and $35,000 at December 31, 2004 and 2003, respectively. Principal and interest payments are due on demand.

The Company leases its corporate office space from a firm in which the president of the Company is a partner. Rental and utility costs for the office space was approximately $16,200 and $17,200 for the years ended December 31, 2004 and 2003, respectively.

One of the directors of the Company is also a franchisee of two restaurants. As part of an agreement with the Company, these restaurants pay no monthly franchise fee.

The Company also paid certain expenses owed by HGAI, its former parent. These expenses in 2004 included tax preparation costs of $4,046; California franchise taxes and penalties of $5,851; and estimated legal expenses of $1,493.

10. Concentration of Revenue Risk

Two of the Company's franchisees are affiliated; those two franchisees together account for 37% and 41% of revenue and 38% and 51% of accounts receivable for 2004 and 2003, respectively.

************