Form 10QSB
period 2005-03-31
HUDSONS GRILL INTERNATIONAL INC
filed 2005-05-13
CIK 1104254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

7,256,986 shares of Class A Common Stock outstanding as of March 31, 2005.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

See the attached statements at the end of this Form 10-QSB.

Item 2. Management Discussion and Analysis.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER PORTIONS OF THIS REPORT CONTAIN FORWARD-LOOKING INFORMATION THAT INVOLVES RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING INFORMATION. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, AVAILABILITY OF FINANCIAL RESOURCES FOR LONG TERM NEEDS, PRODUCT DEMAND, MARKET ACCEPTANCE AND OTHER FACTORS DISCUSSED ELSEWHERE IN THIS REPORT. THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

Material changes in the financial condition of the Company and in the results of its operations since the end of its last fiscal year and its results from the comparable period in its last fiscal year include the following:

Balances as of March 31, 2005, Compared to December 31, 2004

The Company's cash balance at March 31, 2005 ("Q1") was $140,207, which is $10,839 more than it was at December 31, 2004 ("FYE"), when it was $129,368. This primarily reflects the income made during Q1 of $10,191. Accounts receivable increased by $5,501; in Q1 it was $30,176 and at FYE it was $24,675. This increase was the result of a new receivable for a franchise that opened in Q1 that pays its fees monthly after month end. Due to the increase in cash and the slight increase in accounts receivable, the current assets at Q1 increased $15,729 to $178,374 from $162,645 at FYE. Net property and equipment decreased slightly from FYE as a result of depreciation; long term receivable decreased slightly as a result of payments received since FYE in connection with the sale of a restaurant in 1995. Thus, total assets at Q1 increased by $13,702 to $263,000 from $249,298 at FYE.

Current liabilities increased by $5,110 to $108,014 at Q1 from $102,904 at FYE. This reflects a significant increase in accounts payable and accrued expenses of $28,610, which was because of an $18,111 increase in legal and accounting payables and estimated expenses of $10,000 for training assistance associated with the opening of the DePere franchise. The increase in accounts payable was somewhat offset by a reduction in deferred franchise fees of $10,000, which reflects the recognition as income of the franchise fee from DePere, Wisconsin, which opened in Q1, and the booking of a slightly lower franchise fee for the Appleton, Wisconsin, franchise, which is due to open later in the year. Deferred revenue decreased slightly from $70,377 at FYE to $68,778 at Q1, reflecting the continued amortization of income deferred from the advance payment of royalties from certain franchisees and the gain deferred from the 1995 sale of a restaurant.

The Three Months Ended March 31, 2005, Compared to March 31, 2004

Significant changes in the results of operations for the three months ended Q1 compared to the first quarter of 2004 ("Q04") include the following: Revenue increased significantly from $68,314 in Q04 to $108,737 in Q1. This is mostly due to the recognition as income of the franchise fee received from DePere, Wisconsin, which opened in Q1. Actual franchise fees received by the Company from franchises opened for more than one year decreased, as well, from Q04 to Q1. The decrease was $6,231. Fee revenue decreased at Marquette, Wisconsin, by $1,730 because of a change in management. Revenues also decreased at San Luis Obispo by $2,900, reflecting the impact of local construction and the franchisee's failure to pay his royalty fees. Operating expenses increased dramatically by $35,547 during Q1 to $100,310 from $64,763 during Q04, primarily as a result of higher accounting and legal expenses as a result of compliance with the new Sarbanes Oxley Act (involving additional preparation and review of the Company's accounting) (an increase of $7,866), higher training due to the opening of DePere, Wisconsin (an increase of $14,406), and higher consulting, reflecting fees to Mr. Jim Stabile for work and fees related to supervising franchisees in the Midwest and fees for signing new franchises (an increase of of $10,497). As a result, income from operations only increased $4,876 during Q1, when compared to Q04. Other income decreased $4,496 compared to Q04, mainly as a result of the Company no longer receiving settlement payments. Consequently, net income increased slightly by $380 when compared to Q04.

If taking into consideration the expensing of options that will begin in 2006, the income in Q1 would be $5,363 as compared to income in Q04 of $1,843, which would reflect a slightly higher increase in net income. See footnote 2 to the financial statements for more detail.

Income per common share (both basic and diluted) was $.00 per share for Q1 and Q04. Income per common share if expensing options (both basic and diluted) would be $.00 for Q1 and Q04.

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

The Company is currently allocating a major part of its cash flow to pay off accounts payable to related parties; it plans to continue to do so until all of its past due debts are paid off. This will probably be completed in May or June 2005. The Company's cash balance of $140,207 at March 31, 2005, was $10,839 more than at the year ended December 31, 2004.

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

(b) Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls during the quarter ended March 31, 2005.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any legal proceedings and knows of no matters that have been threatened against the Company.

Item 2. Changes in Securities.

There was no change in securities during the quarter ending March 31, 2005.

Item 3. Defaults Upon Senior Securities.

The Company does not currently have any senior securities outstanding. Consequently, there are no defaults on senior securities.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2005.

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

(Registrant) HUDSON'S GRILL INTERNATIONAL, INC. By: s/s David L. Osborn David L. Osborn, President Date: May 12, 2005

Hudson's Grill International, Inc.
Balance Sheets

			ASSETS
				March 31,	December 31,
				2005	2004
				(Unaudited)	(Audited)
	Current assets:
		Cash and cash equivalents		$ 140,207	$ 129,368
		Accounts receivable		30,176	24,675
		Other current assets		7,991	8,602
			Total current assets	178,374	162,645

	Property and equipment, at cost:
		Furniture and office equipment		23,204	23,204
		Accumulated depreciation		(18,377)	(17,834)
			Property and equipment, net	4,827	5,370

	Long-term note receivable			79,799	81,283

			TOTAL ASSETS	$ 263,000	$ 249,298

			LIABILITIES AND STOCKHOLDERS' EQUITY
	Current liabilities:
		Loan payable		$ 5,000	$ 11,000
		Accounts payable and accrued expenses		37,529	8,919
		Accounts payable to related parties		5,485	12,985
		Deferred franchise fee		60,000	70,000
			Total current liabilities	108,014	102,904

	Deferred revenue			68,778	70,377

			TOTAL LIABILITIES	176,792	173,281

	Commitments and Contingencies			-	-

	Stockholders' equity:
		Common stock, Class A, no par value, 100,000,000 shares
			authorized, 7,256,986 shares issued and outstanding at
			March 31, 2005 and December 31, 2004, respectively	142,545	142,545
		Common stock, Class B, no par value, 15,000,000 shares
			authorized, no shares issued and outstanding	-	-
		Accumulated deficit		(56,337)	(66,528)
			Total stockholders' equity	86,208	76,017

			TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 263,000	$ 249,298
Hudson's Grill International, Inc.
Statements of Income

				Three Months Ended
				March 31,	March 31,
				2005	2004
				(Unaudited)	(Unaudited)
	Revenues:
		Franchise fees		$108,737	$68,314

	Operating costs:
		General and administrative		99,768	64,592
		Depreciation and amortization		542	171
			Total operating costs	100,310	64,763

			Income from operations	8,427	3,551

	Other income(expense):
		Settlement income		-	3,000
		Income(loss) from sale of assets		1,010	2,324
		Interest income		1,054	1,536
		Interest expense		(300)	(600)
			Total other income	1,764	6,260

	Net income			$10,191	$9,811

	Net income per share-
		basic and diluted		$-	$-

	Weighted average
		outstanding shares-
		basic		7,256,986	7,256,986

		diluted		8,254,693	8,352,558
Hudson's Grill International, Inc.
Statements of Cash Flows

							Three Months Ended
							March 31,	March 31,
							2005	2004
							(Unaudited)	(Unaudited)

	Cash Flows From Operating Activities:
		Net Income					$ 10,191	$ 9,811
		Adjustments to reconcile net income to net cash
			provided by operating activities:
				Depreciation and amortization			542	171
				Amortization of deferred revenue			(1,598)	(4,020)
				Changes in operating assets and liabilities:
					Accounts receivable and other assets		(4,890)	(915)
					Accounts payable and accrued expenses		28,610	4,918
					Accounts payable to related parties		(7,500)	(7,500)
					Deferred franchise fees		(10,000)	35,000

						Net cash provided by operating activities	15,355	37,465

	Cash Flows From Investing Activities:

		Repayment of note receivable					1,484	3,415

						Net cash provided by investing activities	1,484	3,415

	Cash Flows From Financing Activities:

		Repayment of loan payable					(6,000)	(6,000)

						Net cash used in financing activities	(6,000)	(6,000)

	Net Increase In Cash						10,839	34,880

	Cash, beginning of period						129,368	90,671

	Cash, end of period						$ 140,207	$ 125,551

	Supplemental Disclosures:
		Income taxes paid					$ 0	$ 0
		Interest paid					$ 0	$ 0

1. UNAUDITED INFORMATION

The balance sheet of Hudson's Grill International, Inc. (the "Company") as of March 31, 2005 and the statements of income for the three month periods ended March 31, 2005 and 2004, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of March 31, 2005, and the results of operations for the three months ended March 31, 2005 and 2004.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company's financial statements as filed on Form 10-KSB for the year ended December 31, 2004.

2. STOCK OPTIONS

The Company president's compensation includes the granting of stock options. Currently, the president is granted 18,000 stock options per month. The Company also grants 10,000 stock options per month to each of the two directors of the Company, as compensation for services as directors. All options are fully vested when granted and expire in seven years.

The Company accounts for stock options granted to directors and employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB No. 25") and related interpretations. APB No. 25 requires compensation expense be recognized for grants of stock options when the quoted market price of the Company's common stock on the date the options were granted exceeds an option's exercise price. The Company did not grant any stock options with an exercise price that was less than the fair market value of the stock at the date of grant during the periods ended March 31, 2005 and 2004. Accordingly, no compensation cost has been recognized for its employee stock options in the accompanying financial statements. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123 which require the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company's stock options had been determined under the fair value method prescribed by SFAS No. 123.

Had compensation cost for the Company's stock options been determined consistent with the SFAS 123 fair value approach, the Company's net income and net income per common share for the three month periods ended March 31, 2005 and 2004, on a pro forma basis, would have been as follows:

THREE MONTHS ENDED March 31,
	2005	2004

Net income: as reported	$ 10,191	$ 9,811
Add: Stock-based compensation expense included in reported net income	-	-
Deduct: Stock-based compensation expense determined under fair value method	(4,828)	(7,968)
Net income: pro forma	$ 5,363	$ 1,843

Net income per share:
as reported - basic and diluted	$ -	$ -
Pro forma - basic and diluted	$ -	$ -

The fair values of stock options granted during 2005 and 2004 were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004
Volatility	169%	238%
Interest rate (at Period End)	4.50%	4.00%
Dividend yield	- %	- %
Expected life	7 years	7 years

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

For the three month period ended March 31, 2005 and 2004, the Company had 2,558,000 and 2,444,000 stock options, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive. Such stock options were excluded because the exercise price of the stock options was greater than the average market price of the Company's common stock in the applicable period.

4. SUBSEQUENT EVENTS

On May 3, 2005, a new franchise opened for business in Dubuque, Iowa. This is the first franchise located in Iowa.

***************