Form 10QSB
period 2005-06-30
HUDSONS GRILL INTERNATIONAL INC
filed 2005-08-16
CIK 1104254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

7,256,986 shares of Class A Common Stock outstanding as of June 30, 2005.

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

Balances as of June 30, 2005, Compared to December 31, 2004

The Company's cash balance at June 30, 2005 ("Q2") was $91,909, which is $37,459 less than it was at December 31, 2004 ("FYE"), when it was $129,368. This is primarily due to a reduction in current liabilities of $63,904 made since FYE. Accounts receivable increased and other current assets remained roughly the same compared to FYE. Net property and equipment increased slightly from FYE as a result of the purchase of some office equipment; long term note receivable decreased slightly as a result of payments received since FYE in connection with the sale of a restaurant in 1995. Thus, total assets at Q2 decreased by $40,579 to $208,719 from $249,298 at FYE.

Current liabilities decreased significantly by $63,904 to $39,000 at Q2 from $102,904 at FYE. This reflects a significant decrease in loan payable and accounts payable to related party. These were completely paid off since FYE. Deferred franchise fees decreased from $70,000 at FYE to $25,000 at Q2. This was a result of the opening (and recognition as income) of two franchises (De Pere and Dubuque) and the deferral of fees paid by a new franchise (Appleton) that did not open until July 5, 2005. Deferred revenue decreased slightly from $70,377 at FYE to $65,740 at Q2, reflecting the continued amortization of income deferred from the advance payment of royalties from certain franchisees and the gain deferred from the 1995 sale of a restaurant.

The Three Months Ended June 30, 2005, Compared to June 30, 2004

Significant changes in the results of operations for the three months ended Q2 compared to the second quarter of 2004 ("Q04") include the following: Revenue increased significantly from $69,000 in Q04 to $128,072 in Q2. This is mostly due to the recognition as income of the franchise fee received from Dubuque, Iowa, which opened in Q2, and a new source of income coming from De Pere, Wisconsin, which opened in the first quarter. Actual franchise fees received by the Company from franchises opened for more than one year were about the same from Q04 to Q2. Operating expenses increased dramatically by $63,471 during Q2 to $114,466 from $50,995 during Q04, primarily as a result of higher accounting and legal expenses as a result of compliance with the new Sarbanes Oxley Act (involving additional preparation and review of the Company's accounting), higher training due to the opening of Dubuque, Iowa, and higher consulting, reflecting fees to Mr. Jim Stabile for work and fees related to supervising franchisees in the Midwest and fees for signing new franchises. As a result, income from operations actually decreased $4,399 during Q2, when compared to Q04. Other income increased slightly compared to Q04. Consequently, net income decreased by $2,279 when compared to Q04.

If taking into consideration the expensing of options that will begin in 2006, the income in Q2 would be $11,153 as compared to income in Q04 of $13,164, which would reflect a slightly lower decrease in net income. See footnote 2 to the financial statements for more detail.

Income per common share (both basic and diluted) was $.00 per share for Q2 and Q04. Income per common share if expensing options (both basic and diluted) would be $.00 for Q2 and Q04.

The Six Months Ended June 30, 2005, Compared to June 30, 2004

Significant changes in the results of operations for the six months ended June 30, 2005 ("YTD05"), compared to the same period in 2004 ("YTD04") include the following: There was a significant increase of $99,495 in YTD05 revenue mostly attributable to the recognition as income of franchise fees from De Pere and Dubuque ($70,000) and a new source of royalty fees from these two new operations. Correspondingly, YTD05 operating expenses increased by $99,018 in YTD05 to $214,776, mainly as a result of an increase in legal and accounting expenses due to higher costs of complying with the Sarbanes Oxley Act, increased training costs associated with the opening of the two new franchises, and consulting fees to Mr. Jim Stabile, who received fees for signing the two new franchises and for overseeing the franchises located in the Upper Midwest. As a result, income from operations remained consistent year over year. Other income decreased by $2,377 mostly because settlement income, which ceased in YTD04, decreased by $3,000 when compared to YTD04. Thus, because of these decreases, net income decreased by $1,900 to $27,962 in YTD05.

If taking into consideration the expensing of options that will begin in 2006, the income in YTD05 would be $16,516 as compared to income in YTD04 of $16,090, which would reflect a slightly higher net income. See footnote 2 to the financial statements for more detail.

Income per common share (both basic and diluted) was $.00 per share for YTD05 and YTD04. Income per common share if expensing options (both basic and diluted) would be $.00 for YTD05 and YTD04.

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

Beginning in the third quarter of 2005, the Company hopes to accumulate cash since it has finished paying off all of its accounts payable to related parties in the second quarter of 2005, and since three new franchisees will be creating new royalty streams. The Company's cash balance of $91,909 at June 30, 2005, was $37,459 less than at the year ended December 31, 2004.

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

(b) Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls during the quarter ended June 30, 2005.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any legal proceedings and knows of no matters that have been threatened against the Company.

Item 2. Changes in Securities.

There was no change in securities during the quarter ending June 30, 2005.

Item 3. Defaults Upon Senior Securities.

The Company does not currently have any senior securities outstanding. Consequently, there are no defaults on senior securities.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended June 30, 2005, other than the annual voting for directors and the annual ratification of the Company's auditors.

Item 5. Other Information.

The Company does not have any material new information that has not already been disclosed in Forms 8-K, 10-QSB and 10-KSB.

Item 6. Exhibits.

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

(Registrant) HUDSON'S GRILL INTERNATIONAL, INC. By: s/s David L. Osborn David L. Osborn, President Date: August 15, 2005
		HUDSON'S GRILL INTERNATIONAL, INC.

		BALANCE SHEETS

		ASSETS
			June 30, 2005	Dec 31, 2004
			(Unaudited)	(Audited)
Current assets:
	Cash and cash equivalents		$ 91,909	$ 129,368
	Accounts receivable		27,998	24,675
	Other current assets		6,902	8,602
		Total current assets	126,809	162,645

Property and equipment, at cost:
	Furniture and office equipment		24,704	23,204
	Accumulated depreciation		(18,994)	(17,834)
		Property and equipment, net	5,710	5,370

Long-term note receivable			76,200	81,283

		TOTAL ASSETS	$ 208,719	$ 249,298

		LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
	Loan payable		-	$ 11,000
	Accounts payable and accrued expenses		14,000	8,919
	Accounts payable to related parties		-	12,985
	Deferred franchise fees		25,000	70,000
		Total current liabilities	39,000	102,904

Deferred revenue			65,740	70,377

Contingencies (Note 3)			-	-

Stockholders' equity:
	Common stock, Class A, no par value, 100,000,000 shares
		authorized, 7,256,986 shares issued and outstanding at
		June 30, 2005 and December 31, 2004, respectively	142,545	142,545
	Common stock, Class B, no par value, 15,000,000 shares
		authorized, no shares issued and outstanding	-	-
	Accumulated deficit		(38,566)	(66,528)
		Total stockholders' equity	103,979	76,017

		TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 208,719	$ 249,298
			HUDSON'S GRILL INTERNATIONAL, INC.

				STATEMENTS OF INCOME

				Three Months Ended		Six Months Ended
				June 30,	June 30,	June 30,	June 30,
				2005	2004	2005	2004
				(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
	Franchise Fees			$128,072	$69,000	$236,810	$137,315

Operating costs:
	General and administrative			113,849	50,824	213,616	115,416
	Depreciation and amortization			617	171	1,160	342
		Total operating costs		114,466	50,995	214,776	115,758

		Income from operations		13,606	18,005	22,034	21,557

Other income(expense):
	Settlement income			-	-	-	3,000
	Income from sale of assets			2,449	1,569	3,458	3,892
	Interest income			1,716	1,076	2,770	2,613
	Interest expense			-	(600)	(300)	(1,200)
		Total other income		4,165	2,045	5,928	8,305

Net income				$17,771	$20,050	$27,962	$29,862

Net income per share-
	basic and diluted			$-	$-	$-	$-

Weighted average
	outstanding shares-
	basic			7,256,986	7,256,986	7,256,986	7,256,986

	diluted			8,434,525	7,256,986	8,344,609	7,256,986
					HUDSON'S GRILL INTERNATIONAL, INC.

					STATEMENTS OF CASH FLOWS

						Six Months Ended
						June 30,	June 30,
						2005	2004
						(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
	Net Income					$ 27,962	$ 29,862
	Adjustments to reconcile net income to net cash
		provided by (used in) operating activities:
			Depreciation and amortization			1,160	342
			Amortization of deferred revenue			(4,637)	(7,286)
			Changes in operating assets and liabilities:
				Accounts receivable and other assets		(1,623)	(3,810)
				Accounts payable and accrued expenses		5,081	(5,183)
				Accounts payable to related parties		(12,985)	(15,000)
				Deferred franchise fees		(45,000)	35,000
					Net cash provided by
					(used in) operating activities	(30,042)	33,925

Cash Flows From Investing Activities:

	Repayment of note receivable					5,083	5,720
	Purchase of property and equipment					(1,500)	(2,198)

					Net cash provided by investing activities	3,583	3,522

Cash Flows From Financing Activities:

	Repayment of line of credit and loan payable					(11,000)	(12,000)

					Net cash used in financing activities	(11,000)	(12,000)

Net Increase (Decrease) In Cash						(37,459)	25,447

Cash, beginning of period						129,368	90,671

Cash, end of period						$ 91,909	$ 116,118

Supplemental Disclosures:
	Income taxes paid					$ 0	$ 0
	Interest paid					$ 0	$ 0

1. UNAUDITED INFORMATION

The balance sheet of Hudson's Grill International, Inc. (the "Company") as of June 30, 2005 and the statements of income for the three and six month periods ended June 30, 2005 and 2004, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of June 30, 2005, and the results of operations for the three months and six months ended June 30, 2005 and 2004.

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

Please note that income from the sale of assets, included in other income on the statement of income, reflects the gain from discontinued operations since the gain was related to the sale of an entity whose operations and cash flows have been eliminated from the Company's operations as a result of a prior disposal transaction. Thus, this income should not be reported with income from operations. Earnings per share, both basic and diluted for all periods presented, is the same for both continuing and discontinued operations, but management does not believe separate discontinued operations presentation is necessary as such amounts are not significant.

As noted in the Company's financial statements as filed on Form 10-KSB, one the Company's directors owns two franchises that do not pay any franchise fees. This is the result of a previous agreement with the Company prior to the director's involvement with the Company; the Company is not required to perform any services for the two franchises owned by the director.

2. STOCK OPTIONS

The Company president's compensation includes the granting of stock options. Currently, the president is granted 18,000 stock options per month. The Company also grants 10,000 stock options per month to each of the two directors of the Company, as compensation for services as directors. All options are fully vested when granted and expire in seven years.

The Company accounts for stock options granted to directors and employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB No. 25") and related interpretations. APB No. 25 requires compensation expense be recognized for grants of stock options when the quoted market price of the Company's common stock on the date the options were granted exceeds an option's exercise price. The Company did not grant any stock options with an exercise price that was less than the fair market value of the stock at the date of grant during the periods ended June 30, 2005 and 2004. Accordingly, no compensation cost has been recognized for its employee stock options in the accompanying financial statements. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123 which require the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company's stock options had been determined under the fair value method prescribed by SFAS No. 123.

Had compensation cost for the Company's stock options been determined consistent with the SFAS 123 fair value approach, the Company's net income and net income per common share for the three and six month periods ended June 30, 2005 and 2004, on a pro forma basis, would have been as follows:

THREE MONTHS ENDED June 30,	SIX MONTHS ENDED June 30,
	2005	2004	2005	2004

Net income: as reported	$ 17,771	$ 20,050	$ 27,962	$ 29,862
Add: Stock-based compensation expense included in reported net income	-	-	-	-
Deduct: Stock-based compensation expense determined under fair value method	(6,618)	(6,886)	(11,446)	(13,772)
Net income:	$ 11,153	$ 13,164	$ 16,516	$ 16,090

Net income per share:
as reported - basic and diluted	$ -	$ -	$ -	$ -
Pro forma - basic and diluted	$ -	$ -	$ -	$ -

The fair values of stock options granted during 2005 and 2004 were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004
Volatility	158%	200%
Interest rate (at Period End)	4.22%	4.62%
Dividend yield	- %	- %
Expected life	7 years	7 years

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

4. SUBSEQUENT EVENTS

On July 5, 2005, Vissions, Inc., a company owned by Jim and Lisa Stabile, opened a new Hudson's Grill restaurant. The new restaurant is located at 1950 North Casaloma Drive, Appleton, Wisconsin.

***************