Form 10QSB
period 2005-09-30
HUDSONS GRILL INTERNATIONAL INC
filed 2005-11-16
CIK 1104254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

7,256,986 shares of Class A Common Stock outstanding as of September 30, 2005.

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

Balances as of September 30, 2005, Compared to December 31, 2004

The Company's cash balance at September 30, 2005 ("Q3") was $113,997, which is $15,371 less than it was at December 31, 2004 ("FYE"), when it was $129,368. This is primarily due to a reduction in current liabilities of $96,395 made since FYE, which is $20,625 more than the income of $75,770 earned during the nine month period since FYE. Accounts receivable and other current assets decreased slightly. Thus, current assets at Q3 decreased since FYE by $21,543. Net property and equipment increased slightly from FYE as a result of the purchase of some office equipment; long term note receivable decreased slightly as a result of payments received since FYE in connection with the sale of a restaurant in 1995. As a result, total assets at Q3 decreased by $25,851 to $223,447 from $249,298 at FYE.

Current liabilities decreased significantly by $96,395 to $6,509 at Q3 from $102,904 at FYE. This reflects a significant decrease in loan payable and accounts payable to related party. These were completely paid off since FYE. Deferred franchise fees decreased from $70,000 at FYE to $0 at Q3. This was a result of the opening (and recognition as income) of three franchises (De Pere, Dubuque and Appleton). Thus, the Company's working capital increased from $59,741 at FYE to $134,593. It now has a current ratio of 21.7 to1. Deferred revenue decreased slightly from $70,377 at FYE to $65,151 at Q3, reflecting the continued amortization of income deferred from the advance payment of royalties from certain franchisees and the gain deferred from the 1995 sale of a restaurant by the Company's former corporate parent.

The Three Months Ended September 30, 2005, Compared to September 30, 2004

Significant changes in the results of operations for the three months ended September 30, 2005 ("Q3") compared to the third quarter of 2004 ("Q04") include the following: Revenue increased significantly from $70,625 in Q04 to $128,269 in Q3. This is mostly due to the recognition as income of the franchise fee received from Appleton, Wisconsin, which opened in Q3, and new sources of income coming from De Pere, Wisconsin, and Dubuque, Iowa, both of which opened in the first half of 2005. Actual franchise fees received by the Company from franchises opened for more than one year were about the same from Q04 to Q3. Operating expenses increased significantly by $19,954 during Q3 to $80,899 from $60,945 during Q04, primarily as a result of training expenses to open the Appleton franchise and increases in consulting fees paid to the Company's Midwest representative for signing and managing new franchises. Despite the increase in expenses, income from operations actually increased $37,690 during Q3, when compared to Q04. Other income decreased slightly compared to Q04. Consequently, net income increased by $35,505 when compared to Q04.

If taking into consideration the expensing of options that will begin in 2006, the income in Q3 would be $38,239 as compared to income in Q04 of $8,921. See footnote 2 to the financial statements for more detail.

Income per common share (both basic and diluted) was $.01 per share for Q3 and $.00 for Q04. Income per common share if expensing options (both basic and diluted) would be $.01 for Q3 and $.00 for Q04.

The Nine Months Ended September 30, 2005, Compared to September 30, 2004

Significant changes in the results of operations for the nine months ended September 30, 2005 ("YTD05"), compared to the same period in 2004 ("YTD04") include the following: There was a significant increase of $157,138 in YTD05 revenue mostly attributable to the recognition as income of franchise fees from De Pere, Dubuque and Appleton ($95,000) and a new source of royalty fees from these three new operations. Correspondingly, YTD05 operating expenses increased by $118,972 in YTD05 to $295,675, mainly as a result of an increase in legal and accounting expenses due to higher costs of complying with the Sarbanes Oxley Act, increased training costs associated with the opening of the three new franchises, and consulting fees to Mr. Jim Stabile, who received fees for signing the three new franchises and for overseeing the franchises located in the Upper Midwest. Despite the increase in expenses, income from operations increased by $38,166 to $69,403 in YTD05. Other income decreased by $4,561 mostly because settlement income, which ceased in YTD04, decreased by $3,501 when compared to YTD04. Thus, because of these decreases, net income increased by $33,605 to $75,770 in YTD05.

If taking into consideration the expensing of options that will begin in 2006, the income in YTD05 would be $54,755 as compared to income in YTD04 of $23,929. See footnote 2 to the financial statements for more detail.

Income per common share (both basic and diluted) was $.01 per share for YTD05 and $.01 for YTD04. Income per common share if expensing options (both basic and diluted) would be $.01 for YTD05 and $.00 for YTD04.

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

Beginning in the third quarter of 2005, the Company plans to accumulate cash; it has finished paying off all of its accounts payable to related parties in the second quarter of 2005. Additionally, three franchisees that opened earlier in 2005 will be creating new royalty streams. The Company's cash balance of $113,997 at September 30, 2005, was $15,371 less than at the year ended December 31, 2004.

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

(b) Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls during the quarter ended September 30, 2005.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any legal proceedings and knows of no matters that have been threatened against the Company.

Item 2. Changes in Securities.

There was no change in securities during the quarter ended September 30, 2005.

Item 3. Defaults Upon Senior Securities.

The Company does not currently have any senior securities outstanding. Consequently, there are no defaults on senior securities.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2005.

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

(Registrant) HUDSON'S GRILL INTERNATIONAL, INC. By: s/s David L. Osborn David L. Osborn, President Date: November 15, 2005

		HUDSON'S GRILL INTERNATIONAL, INC.

		BALANCE SHEETS

		ASSETS
			Sept. 30, 2005	Dec. 31, 2004
			(Unaudited)	(Audited)
Current assets:
	Cash and cash equivalents		$ 113,997	$ 129,368
	Accounts receivable		19,997	24,675
	Other current assets		7,108	8,602
		Total current assets	141,102	162,645

Property and equipment, at cost:
	Furniture and office equipment		25,637	23,204
	Accumulated depreciation		(19,492)	(17,834)
		Property and equipment, net	6,145	5,370

Long-term note receivable			76,200	81,283

		TOTAL ASSETS	$ 223,447	$ 249,298

		LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
	Loan payable to related party		$ 0	$ 11,000
	Accounts payable and accrued expenses		6,509	8,919
	Accounts payable to related parties		-	12,985
	Deferred franchise fee		-	70,000
		Total current liabilities	6,509	102,904

Deferred revenue			65,151	70,377

Contingencies (Note 3)			-	-

Stockholders' equity:
	Common stock, Class A, no par value, 100,000,000 shares
		authorized, 7,256,986 shares issued and outstanding at
		September 30, 2005 and December 31, 2004, respectively	142,545	142,545
	Common stock, Class B, no par value, 15,000,000 shares
		authorized, no shares issued and outstanding	-	-
	Retained earnings (deficit)		9,242	(66,528)
		Total stockholders' equity	151,787	76,017

		TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 223,447	$ 249,298
			HUDSON'S GRILL INTERNATIONAL, INC.

				STATEMENTS OF INCOME

				Three Months Ended		Nine Months Ended
				September 30,	September 30,	September 30,	September 30,
				2005	2004	2005	2004
				(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
	Franchise Fees			$128,269	$70,625	$365,078	$207,940

Operating costs:
	General and administrative			80,401	60,774	294,017	176,189
	Depreciation and amortization			498	171	1,658	514
		Total operating costs		80,899	60,945	295,675	176,703

		Income from operations		47,370	9,680	69,403	31,237

Other income(expense):
	Settlement income			-	501	-	3,501
	Income from sale of assets			-	1,585	3,459	5,477
	Interest income			438	1,137	3,208	3,750
	Interest expense			-	(600)	(300)	(1,800)
		Total other income		438	2,623	6,367	10,928

Net income				$47,808	$12,303	$75,770	$42,165

Net income per share-
	basic and diluted			$.01	$-	$.01	$.01

Weighted average
	outstanding shares-
	basic			7,256,986	7,256,986	7,256,986	7,256,986

	diluted			8,643,931	7,893,986	8,444,383	8,355,843
					HUDSON'S GRILL INTERNATIONAL, INC.

					STATEMENTS OF CASH FLOWS

						Nine Months Ended
						September 30,	September 30,
						2005	2004
						(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
	Net Income					$ 75,770	$ 42,165
	Adjustments to reconcile net income to net cash
		provided by (used in) operating activities:
			Depreciation and amortization			1,658	514
			Amortization of deferred revenue			(5,226)	(10,567)
			Changes in operating assets and liabilities:
				Accounts receivable		4,678	(3,283)
				Other current assets		1,494	106
				Accounts payable and accrued expenses		(2,410)	1,870
				Accounts payable to related parties		(12,985)	(22,500)
				Deferred franchise fees		(70,000)	35,000

					Net cash provided by (used in)	(7,021)	43,305
					operating activities

Cash Flows From Investing Activities:

	Repayment of note receivable					5,083	8,049
	Purchase of property and equipment					(2,433)	(2,198)

					Net cash provided by	2,650	5,851
					investing activities

Cash Flows From Financing Activities:

	Repayment of line of credit and loan payable					(11,000)	(18,000)

					Net cash used in financing activities	(11,000)	(18,000)

Net Increase (Decrease) In Cash						(15,371)	31,156

Cash, beginning of period						129,368	90,671

Cash, end of period						$ 113,997	$ 121,827

Supplemental Disclosures:
	Income taxes paid					$ 0	$ 0
	Interest paid					$ 0	$ 0

1. UNAUDITED INFORMATION

The balance sheet of Hudson's Grill International, Inc. (the "Company") as of September 30, 2005 and the statements of income for the three and nine month periods ended September 30, 2005 and 2004, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of September 30, 2005, and the results of operations for the three months and nine months ended September 30, 2005 and 2004.

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

2. STOCK OPTIONS

The Company president's compensation includes the granting of stock options. Currently, the president is granted 18,000 stock options per month. The Company also grants 10,000 stock options per month to each of the two directors of the Company, as compensation for services as directors. Additionally, it grants 5,000 stock options per month to the Company's secretary. All options are fully vested when granted and expire in seven years.

The Company accounts for stock options granted to directors and employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB No. 25") and related interpretations. APB No. 25 requires compensation expense be recognized for grants of stock options when the quoted market price of the Company's common stock on the date the options were granted exceeds an option's exercise price. The Company did not grant any stock options with an exercise price that was less than the fair market value of the stock at the date of grant during the periods ended September 30, 2005 and 2004. Accordingly, no compensation cost has been recognized for its employee stock options in the accompanying financial statements. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123 which require the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company's stock options had been determined under the fair value method prescribed by SFAS No. 123.

Had compensation cost for the Company's stock options been determined consistent with the SFAS 123 fair value approach, the Company's net income and net income per common share for the three and nine month periods ended September 30, 2005 and 2004, on a pro forma basis, would have been as follows:

THREE MONTHS ENDED September 30,	NINE MONTHS ENDED September 30,
	2005	2004	2005	2004

Net income: as reported	$ 47,808	$ 12,303	$ 75,770	$ 42,165
Add: Stock-based compensation expense included in reported net income	-	-	-	-
Deduct: Stock-based compensation expense determined under fair value method	(9,569)	(3,382)	(21,015)	(18,236)
Net income: pro forma	$ 38,239	$ 8,921	$ 54,755	$ 23,929

Net income per share:
as	$ .01	$ -	$ .01	$ .01
Pro forma - basic and diluted	$ .01	$ -	$ .01	$ -

The fair values of stock options granted during 2005 and 2004 were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004
Volatility	158%	190%
Interest rate (at Period End)	4.33%	4.12%
Dividend yield	- %	- %
Expected life	7 years	7 years

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