Form 10KSB
period 2005-12-31
HUDSONS GRILL INTERNATIONAL INC
filed 2006-04-03
CIK 1104254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Issuer's Internet Address:

www.hudsonsgrill.com

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

$454,943

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

The last traded price as of March 1, 2006, was $.07 per share. The issuer has 7,256,986 shares outstanding held by non-affiliates, and all are voting common stock; thus, on that date the market value of the voting and non-voting common equity held by non-affiliates was $507,989.

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

7,256,986

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2006, are incorporated by reference into Parts II and III.

PART I

ITEM 1. BUSINESS

Hudson's Grill International, Inc. (the "Company" or "Hudson's" or "Hudson's Grill"), was incorporated on October 30, 1997, in Texas, and certain assets were transferred to the Company on December 1, 1997, from its former parent, Hudson's Grill of America, Inc. ("HGA"). Currently, the Company franchises Hudson's Grill Restaurants.

Hudson's Grill Restaurants are full service restaurants that serve lunch and dinner and a wide range of alcoholic beverages. On December 31, 2005, there were twelve Hudson's Grill restaurants; one started construction in January 2006, and was opened March 6, 2006; all thirteen were franchised. Prior to December 31, 2005, the most recent franchise was opened in July 2005, in Appleton, Wisconsin. The Company's major focus is to expand the Hudson's Grill operations through franchising instead of through ownership. The Hudson's Grill restaurants are currently operating in California, Michigan, Wisconsin, Iowa and Texas. The Company is still accepting franchises, but the franchise market and the restaurant market are very competitive. Many other franchisers have substantially more capital, thereby making it much more difficult to compete against them.

BRIEF SUMMARY OF MAJOR EVENTS OVER THE PAST THREE YEARS.

In January 2006, the Company signed a franchise agreement for a new Hudson's Grill restaurant to be built in Escanaba, Michigan. The franchisee opened on March 6, 2006. This franchisee is affiliated with the De Pere, Wisconsin, franchisee.

In May 2005, the Company modified its consulting agreement with Mr. Jim Stabile, giving him additional responsibilities to develop franchisees in the Upper Midwest, and granting him a portion of royalty fees from new franchisees and a smaller portion of fees from existing franchisees in that region. Mr. Stabile also monitors the Company's franchisees in the Upper Midwest.

In March 2005, the Company signed a franchise agreement for a new Hudson's Grill to be built in Appleton, Wisconsin. The franchisee, which is owned by Mr. and Mrs. Jim Stabile, opened for business in July 2005.

In October 2004, the Company signed a franchise agreement for a new Hudson's Grill to be built in De Pere, Wisconsin. The franchisee opened for business in February 2005.

In January 2004, the Company signed a franchise agreement for a new Hudson's Grill to be built in Iowa. This is the Company's first franchise in that state. The franchisee opened for business in May 2005.

In April 2003, the Company held a meeting of its franchisees; the Company had not held such meeting for several years. This was held in Las Vegas. About half of the franchisees attended, as well as some interested prospective franchisees. Common advertising and specialized advertising was shown to the franchisees.

OPERATIONS AND RESTAURANT STYLE OF HUDSON'S.

Hudson's Grill is a full service, limited menu concept with alcoholic beverage service. The management teams work with the philosophy that the customer should be viewed as their "Guest." They stress quality of product and service, efficient flow of communications, integrity in job performance and strong employee morale. These restaurants range in size from 2,500 to 5,500 square feet. The decor package has the theme of a "Classic Grill of the 50's and 60's", with the front end of a Hudson's automobile coming through the wall as a main feature. Some restaurants are in free standing buildings, and some are located within in-line shopping centers. The average Hudson's Grill employs approximately sixty employees, seventy percent of whom are part-time employees.

The restaurants have similar operations and offer similar food. Since the restaurant industry is very competitive, the Company plans to attract loyal patrons by higher levels of service and more exacting specifications for its products.

The Company plans to expand solely by adding franchises. It may also investigate developing other concepts (for example, a sports bar), and it may expand if it feels that it can sell franchises using new concepts.

HUDSON'S MENU.

Most Hudson's Grill Restaurants open at 11 a.m. and remain open until midnight, seven days a week, utilizing the same menu throughout the day. They specialize in 1/3 pound hamburgers with the beef patties produced to very exacting specifications. The menu also features an expanded chicken sandwich section using top quality chicken breasts and whole wheat buns. Also on the menu are salads, sandwiches, a variety of appetizers, fajitas, tacos, and handmade milkshakes and malts. Where permitted, cocktails, beer and wine are also available. The full service restaurant concept utilizes booths and tables with waiters and waitresses serving the guests.

HUDSON'S RESTAURANT DEVELOPMENT.

The Company currently plans to increase efforts to add franchisees and has entered into an agreement with Mr. Jim Stabile in an effort to encourage the sales of more franchises in the Upper Midwest. If the Company's cash flow will permit, it may entertain partial ownerships in new franchisees, and it might entertain developing additional, different concepts to franchise. Furthermore, the Company may purchase real estate to provide locations to lease to new franchisees. Except as stated above, the Company has no specific plans regarding attempts to add franchisees.

HUDSON'S FRANCHISE AGREEMENTS.

The Company owns the trademark registrations for two "Hudson's Grill" logos and for the "Hudson's" name. It has also received registration of its "Burgers*Shakes*Rock'n Roll" mark. The Company has secured a permit from the California Department of Corporations to issue Hudson's Grill franchises in California and uses a Uniform Franchise Offering Circular where permitted. As of December 31, 2005, the Company had twelve franchised restaurants that were in operation, and one began construction in January 2006. The current standard terms to franchise a restaurant are an initial fee of Thirty-Five Thousand Dollars and a royalty of four percent of sales, and require that three percent of sales be used for advertising, of which one percent is to be paid to the Company for collective advertising. For these payments, the Company is obligated to do the following: screen and train potential franchisees, review and approve sites, and provide an operations manual and assistance. The Company is not currently collecting the one percent advertising fees since collective advertising is not practical with the current franchisees because they are not located near enough to each other.

EMPLOYEES.

At December 31, 2005, the Company employed one person full time, who is the receptionist/administrative assistant/bookkeeper for the Company; she is also the Secretary of the Company. She has been granted 5,000 monthly stock options beginning June 2005. Her options are identical to those granted to the president and to the non-officer directors. Her grant of options ceased December 31, 2005, and instead starting January 2006, in addition to her normal compensation, she will receive 15,000 shares of the Company's stock each six months. She was paid $46,950 in 2005. The President was paid $37,500 in 2005; each month he also was granted options to purchase 18,000 shares of the Company's stock for $.005 above the market price on the last day of the preceding month; all options were granted with an exercise price at or in excess of the fair market value at the grant date. The grant of stock options ceased December 31, 2005. Beginning January 2006, the President will receive 54,000 shares of the Company's stock each six months instead of stock options.

The Company is not a party to any collective bargaining agreements.

REPORTS TO SECURITY HOLDERS

The Company files reports with the United States Securities and Exchange Commission. It files the following periodic reports: (1) Form 10-KSB; (2) Annual Report to Shareholders; (3) Definitive Proxy material; and (4) Forms 10-QSB. It files Forms 3, 4, 5, and 8-K on an as-needed basis.

ITEM 2. PROPERTIES

At December 31, 2005, the Company was the primary lessee for its headquarters in Dallas, Texas. The headquarters lease is month-to-month. The Company shares office space with its largest shareholder, who is a part owner of the lessor and is the President of the Company. The office space is sufficient to meet the Company's current needs, and it expects that its needs will be satisfied with this space for the foreseeable future.

All of the Company's restaurant equipment is owned free and clear by the Company; currently there is only a de minimus amount of such restaurant equipment. The Company's restaurant equipment is now stored in a warehouse and is for sale. Currently, the Company has no real property and has no real estate related investments It is considering purchasing real estate, which it would then lease to franchisees.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION.

In early 2001, the Company's Common Stock, no par value, began trading over-the-counter on the NASD OTC Bulletin Board under the National Association of Security Dealers ("NASD") symbol "HGII" and now trades under the symbol "HGIIA.OB." As of March 1, 2006, there were approximately 300 registered holders of record of the Company's Common Stock (this excludes shareholders whose stock is held by a nominee or in "street name," because a nominee or street name holder is counted as one registered shareholder even if a nominee is holding stock for many shareholders). The Company believes that it has about 700 shareholders when including those whose shares are held in street name. The following table sets forth the reported high and low prices of the Common Stock for the periods indicated as regularly quoted by the NASD OTC Bulletin Board, based on the infrequent transactions in the Company's stock reported on quotemedia.com. The table does not reflect offer prices, and the prices that are shown, are in U.S. Dollars. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

FISCAL YEAR ENDED DECEMBER 31, 2004	High	Low
First Quarter ended March 31, 2004	.13	.03
Second Quarter ended June 30, 2004	.08	.04
Third Quarter ended September 30, 2004	.07	.02
Fourth Quarter ended December 31, 2004	.06	.02

FISCAL YEAR ENDED DECEMBER 31, 2005	High	Low
First Quarter ended March 31, 2005	.07	.03
Second Quarter ended June 30, 2005	.10	.05
Third Quarter ended September 30, 2005	.11	.05
Fourth Quarter ended December 31, 2005	.08	.05

As of March 1, 2006, the closing price of the Common Stock was $.07. Historical information about the price of the Company's common stock can be obtained from the Internet by visiting the following site operated by QuoteMedia: http://www.quotemedia.com and using the stock symbol HGIIA, which represents Hudson's Grill International, Inc.

DIVIDENDS.

Common Stock

The Company has not paid cash dividends on its common stock, and the present policy of the Company's Board of Directors (the "Board") is to retain earnings attributable to common stock, and if and when earned, to provide funds for the operation and expansion of the Company's business. The Company does not expect to pay cash dividends on its common stock in the foreseeable future.

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

IN GENERAL.

For the year ended December 31, 2005, the Company had income before income taxes of $95,468. This compares to income before income taxes of $43,462 for the year ended December 31, 2004. Income before income taxes increased by $52,006. This was mostly due to an increase in revenues of $175,945, which was partially offset by an increase in general and administrative expenses of $115,773 and a decrease in other income of $6,976. The increase in revenues is a combination of several initial franchise fees and a greater number of franchise operations on line paying full royalty fees. The increase in general and administrative expenses is largely a result of a substantial increase in consulting expenses incurred for the Company's new Midwest regional supervisor and an increase in training expenses incurred in the opening of several restaurants. Net income for the year ended December 31, 2005, was $248,602, which compares to $43,462 for the year ended December 31, 2004. Net income increased by $205,140, which was the result of an increase of $52,006 in income before incomes taxes and the recognition of an income tax benefit of $153,134 coming from the Company's recognition of deferred tax assets in 2005, which includes the removal of a valuation allowance of $139,000 that was recorded as of December 31, 2004.

REVENUES.

The performance of franchisees open for more than a year in 2005 remained flat when compared to their performance in 2004, reflecting flat demand for matured operations. The increase of $175,945 in the Company's revenues, however, was largely created by three new franchises that opened in 2005. The three -- De Pere, Wisconsin, Dubuque, Iowa, and Appleton, Wisconsin -- created new revenues of $194,226. The increase in new revenue was offset by a decrease of $12,828 in income from the buy down of royalty fees by the Georgas Group in the early 1990's and the failure to collect any fees from the San Luis Obispo, California franchise (a decrease of $5,683), which franchisee is having financial difficulties.

COSTS AND EXPENSES.

Operating costs in 2005 were $366,633; this is an increase of $116,963 from 2004, when operating costs were $249,670. The increase is mostly due to higher salaries ($8,200); higher legal and accounting expenses ($6,051); group insurance ($7,011); training for new restaurants and travel ($36,243); consulting fees for the new Midwest regional supervisor ($43,341); and directors fees ($7,500).

Other income decreased by $6,976 in 2005. This was mostly due to the completion in 2005 of the payment of a settlement with a former franchisee, which resulted in a decrease in settlement income of $3,261, and a decrease in note income of $3,820.

LIQUIDITY AND CAPITAL RESOURCES.

At December 31, 2005, the Company had working capital of $154,225 as compared to December 31, 2004, when the Company had working capital of $59,741. This is largely the result of a $97,773 decrease in current liabilities that were paid off from net income and the recognition of non-refundable franchise fees with the opening of several franchisees' restaurants in Spring 2005.

Changes in its liquidity and capital will depend mostly on continuing royalty fees received from franchisees using the Company's trademark and restaurant concept. This in turn will be reflective of the general economies in the areas where Hudson's Grill restaurants are located. At the present time, these areas are mostly stagnating. As long as this continues, the year to year sales at the Company's franchisees will likely be stagnating, too. The Company, however, expects revenues (and cash flow) to increase with the opening of new franchises.

In 2005 the Company completed paying off almost all of its debts, and thus, the Company plans to retain the cash flow from profits. The Company's cash balance of $125,803 at December 31, 2005, was $3,565 less than at the year ended December 31, 2004. The Company will continue to increase its cash reserves in order to withstand any substantial, future downturn in the U.S. economy and to provide funds to invest in new concepts, restaurant buildings, and new franchisees.

The effects of inflation on the Company are minimal. To the extent that the franchisees need to raise prices to offset extra costs (and are able to pass the increased costs onto customers), then the Company will have increased royalty fees. Any increase in royalty fees will probably be offset in increased operating costs of the Company. Thus, the Company expects that the net effect from inflation will be minimal now and in the future.

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

Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under this accounting method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company has experienced consistent net income over the last several years, and recently it has also experienced consistent growth in royalty fees. In the past, the Company believed that it was not probable that it would utilize its deferred tax assets. Based on forecasts that also show consistent net income in the near future, the Company now believes that it will be able to utilize all of its deferred tax assets. Thus, it determined in 2005 that a valuation allowance against its deferred tax assets was no longer needed. The Company has recognized its deferred tax assets on its balance sheet at December 31, 2005, and consequently it has recognized the corresponding income tax benefit on its 2005 Statement of Income.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123R, "Share-Based Payment," which is a revision of SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees". SFAS 123R focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25's intrinsic value method of accounting for employee stock options has been eliminated. As a result, the fair value of stock options granted to employees in the future will be required to be expensed. The impact on the results of operations of the Company will be dependent on the number of options granted and the fair value of those options. For the Company, SFAS 123R will be effective in 2006. In January 2006 the Company's directors terminated the stock option plans for the directors and officers. In its place, the directors implemented a new plan that grants stock semi-annually on January 2nd and July 1st of each year to the directors and officers. At each semi-annual distribution: (1) the president will receive 54,000 shares; (2) the secretary, 15,000; and (3) the non-officer directors, 30,000 shares.

ITEM 7. FINANCIAL STATEMENTS

Attached following Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES.

The Company's management, including the Company's principal executive officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the year ended December 31, 2005, the period covered by the Annual Report on Form 10-KSB. Based upon that evaluation, the Company's principal executive officer has concluded that the disclosure controls and procedures were effective as of December 31, 2005, to provide reasonable assurance that material information relating to the Company is made known to management including the CEO.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter of 2005 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

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

Date: March 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date
DAVID L. OSBORN	President	March 31, 2006
ROBERT W. FISCHER	Director	March 31, 2006
ANTHONY B. DUNCAN	Director	March 31, 2006

HUDSON'S GRILL INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM F-1

FINANCIAL STATEMENTS

Balance Sheets at December 31, 2005 and 2004 F-2

Statements of Income for the Years Ended December 31, 2005 and 2004 F-3

Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2005

and 2004 F-4

Statements of Cash Flows for the Years Ended December 31, 2005 and 2004 F-5

NOTES TO FINANCIAL STATEMENTS F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Hudson's Grill International, Inc.

We have audited the accompanying balance sheets of Hudson's Grill International, Inc. as of December 31, 2005 and 2004, and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hudson's Grill International, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Whitley Penn LLP

March 1, 2006

Dallas, Texas

		HUDSON'S GRILL INTERNATIONAL, INC.

		BALANCE SHEETS

		ASSETS
			December 31,

			2005	2004

Current assets:
	Cash and cash equivalents		$125,803	$129,368
	Accounts receivable		26,966	24,675
	Other current assets		6,587	8,602
		Total current assets	159,356	162,645

Property and equipment, at cost:
	Furniture and office equipment		25,637	23,204
	Accumulated depreciation		(20,016)	(17,834)
		Property and equipment, net	5,621	5,370

Deferred tax assets			153,134	-

Long-term note receivable, net			26,080	27,705

		TOTAL ASSETS	$344,191	$195,720

		LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
	Loan payable		$-	$11,000
	Accounts payable and accrued expenses		5,131	8,919
	Accounts payable to related parties		-	12,985
	Deferred franchise fee		-	70,000
		Total current liabilities	5,131	102,904

Deferred revenue			14,441	16,799

Commitments and contingencies (Note 6)			-	-

Stockholders' equity:
	Common stock, Class A, no par value, 100,000,000 shares
		authorized, 7,256,986 shares issued and outstanding at
		December 31, 2005 and 2004	142,545	142,545
	Common stock, Class B, no par value, 15,000,000 shares
		authorized, no shares issued and outstanding	-	-
	Retained earnings (deficit)		182,074	(66,528)
		Total stockholders' equity	324,619	76,017

		TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$344,191	$195,720

			HUDSON'S GRILL INTERNATIONAL, INC.

				STATEMENTS OF INCOME

				Year Ended December 31,

				2005	2004

Revenues
	Franchise fees			$454,943	$278,998

Operating costs:
	General and administrative			364,451	248,678
	Depreciation and amortization			2,182	992
		Total operating costs		366,633	249,670

		Income from operations		88,310	29,328

Other income(expense):
	Settlement income			240	3,501
	Note income			3,459	7,279
	Interest income			3,684	5,113
	Interest expense			(225)	(1,759)
		Total other income		7,158	14,134

		Income before income taxes		95,468	43,462

	Income tax benefit			153,134	-

Net income				$248,602	$43,462

Net income per share-
	basic and diluted			$0.03	$0.01

Weighted average
	outstanding shares-
	basic			7,256,986	7,256,986

	diluted			8,482,894	8,301,095

STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2005 and 2004

	Common Stock		Retained Earnings
	Shares	Amount	(Deficit)	Total

BALANCE, December 31, 2003	7,256,986	$ 142,545	$ (109,990)	$ 32,555

Net income	-	-	43,462	43,462

BALANCE, December 31, 2004	7,256,986	142,545	(66,528)	76,017

Net income	-	-	248,602	248,602

BALANCE, December 31, 2005	7,256,986	$ 142,545	$ 182,074	$ 324,619

					HUDSON'S GRILL INTERNATIONAL, INC.

					STATEMENTS OF CASH FLOWS

						Year Ended December 31,

						2005	2004

Cash Flows From Operating Activities:
	Net Income					$ 248,602	$ 43,462
	Adjustments to reconcile net income to net cash
		provided by operating activities:
			Depreciation and amortization			2,182	992
			Amortization of deferred revenue			(5,816)	(22,464)
			Deferred tax assets			(153,134)	-
			Changes in operating assets and liabilities:
				Accounts receivable		(2,291)	(5,205)
				Other current assets		2,015	(613)
				Accounts payable and accrued expenses		(3,788)	1,163
				Accounts payable to related parties		(12,985)	(30,000)
				Deferred franchise fees		(70,000)	70,000

					Net cash provided by operating activities	4,785	57,335

Cash Flows From Investing Activities:

	Repayment of note receivable					5,083	10,697
	Purchase of property and equipment					(2,433)	(5,335)

					Net cash provided by investing activities	2,650	5,362

Cash Flows From Financing Activities:

	Repayment of notes payable					(11,000)	(24,000)

					Net cash used in financing activities	(11,000)	(24,000)

Net Increase (Decrease) In Cash						(3,565)	38,697

Cash, beginning of year						129,368	90,671

Cash, end of year						$ 125,803	$ 129,368

Supplemental Disclosures:
	Income taxes paid					$ 0	$ 0
	Interest paid					$ 225	$ 1,759

1. Organization and Basis of Presentation

Hudson's Grill International, Inc. (the "Company") was incorporated in the state of Texas on October 30,1997. On December 1, 1997, the Company became a wholly-owned subsidiary of Hudson's Grill of America, Inc. ("HGAI" or the "Parent"), a public company, and at that time HGAI transferred certain franchise rights and agreements to the Company. On August 15, 2000, HGAI registered the Company's common stock and distributed 100% of the Company's shares to the stockholders of HGAI.

The Company owns the franchise rights to the Hudson's Grill restaurant concept. As of December 31, 2005, the Company provides management and support services to twelve franchised restaurants currently located in Texas, California, Michigan, Wisconsin and Iowa.

2. Summary of Significant Accounting Policies

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

Basis of Accounting

The accounts are maintained and the financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates made by the Company's management include the allowance for doubtful accounts, the carrying amount of a note receivable and the recording of deferred tax assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2005 and 2004, the Company had no such investments. The Company maintains deposits primarily in one financial institution, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2005 and 2004, the uninsured portion of these deposits approximated $26,000 and $39,000, respectively. The Company has not incurred any losses related to its cash on deposit with financial institutions.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally five to seven years). Depreciation expense was $2,182 and $992 for the years ended December 31, 2005 and 2004, respectively. Maintenance and repairs are expensed as incurred.

Long-Term Note Receivable

Long-term note receivable represents a promissory note received from the Company's former Parent in connection with the capitalization of the Company (See Note 4). A deferred gain was carried over to the Company at the time it received the promissory note, which the former Parent had received when it sold Hornblowers, a restaurant that was not modeled after the Hudson's Grill concept. The note receivable is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the note receivable may not be recoverable. Recoverability of notes receivable is determined based upon the Company's assessment as to whether the maker of the note has the ability to make the required payments. If notes receivable are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value exceeds management's estimated amount to be collected. No impairment charge was recorded in 2005 or 2004. The note is carried net of the deferred gain associated with it. The note was carried on the Company's books at $76,200 and $81,283 in 2005 and 2004, respectively. The deferred gain of $50,120 and $53,578 was netted against the carrying value in 2005 and 2004, respectively.

Revenue Recognition

Initial franchise fees are recognized as revenue when all material services or conditions relating to the sale have been substantially performed or satisfied and collection is certain. Continuing franchise fees are recognized as revenue as the fees are earned and become receivable from the franchisee.

Fair Value of Financial Instruments

In accordance with the reporting requirements of Statement of Financial Accounting Standard ("SFAS") No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, notes receivable, accounts payable, loan payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. None of these instruments are held for trading purposes.

Stock-Based Compensation

The Company accounts for stock options granted to directors and employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB No. 25") and related interpretations. APB No. 25 requires compensation expense be recognized for grants of stock options when the quoted market price of the Company's common stock on the date the options were granted exceeds an option's exercise price. The Company did not grant any stock options with an exercise price that was less than the fair market value of the stock at the date of grant during the years ended December 31, 2005 and 2004. Accordingly, no compensation cost has been recognized for its employee stock options in the accompanying financial statements. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") and SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123 which require the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company's stock options had been determined under the fair value method prescribed by SFAS No. 123. Had compensation cost for the Company's stock options been determined consistent with the SFAS 123 fair value approach, the Company's net income and net income per common share for the years ended December 31, 2005 and 2004, on a pro forma basis, would have been as follows:

	2005	2004

Net income: as reported	$ 248,602	$ 43,462
Add: Stock-based compensation expense included in reported net income	-	-
Deduct: Stock-based compensation determined under the
fair value method	$ (29,598)	$ (21,157)
Net income - pro forma	$ 219,004	$ 22,305

Net income per share:
as reported - basic and diluted	$ 0.03	$ 0.01
Pro forma - basic and diluted	$ 0.03	$ -

The fair values of stock options granted during fiscal years 2005 and 2004 were determined using the Black-Scholes option pricing model, and using the following weighted average assumptions:

	2005	2004

Volatility	152%	217%
Interest rate	4.29%	4.24%
Dividend yield	-%	-%
Expected life	7 years	7 years

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding for the period. Common stock equivalents are excluded from the computation if such inclusion would have an antidilutive effect.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2005	2004
Numerator:
Net income	$ 248,602	$ 43,462

Denominator:
Weighted average common shares outstanding	7,256,986	7,256,986
Effect of dilutive stock options	1,225,908	1,044,109

Dilutive weighted average common shares	8,482,894	8,301,095

Basic earnings per share	$ 0.03	$ 0.01
Diluted earnings per share	$ 0.03	$ 0.01

At December 31, 2005 and 2004, the Company had 2,697,000 and 2,596,000 stock options that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive. Such stock options were excluded because the exercise price of the stock options was greater than the average market price of the Company's common stock in the applicable period.

Concentrations of Credit Risk

In the normal course of business, the Company extends unsecured credit to franchisees. In addition, the Company's former parent sold a restaurant and took a promissory note as consideration (see Note 4). The note was transferred to the Company in 1997. The gain from the sale had been deferred by the parent and was carried over with the note when the note was transferred. The deferred gain is recognized on an installment basis as the cash is received. At December 31, 2005, the balance outstanding under the note receivable and the related deferred gain were $76,200 and $50,120, respectively, and the note receivable is shown on the balance sheet, net of the deferred gain. The Company's note receivable and accounts receivable are subject to potential credit risk. The maximum exposure assuming non-performance by the debtors is the amount shown on the balance sheet at the date of non-performance. The Company believes that an adequate allowance for uncollectible accounts has been established. The allowance for uncollectible accounts is continually monitored, and adjustments are made as necessary. For the year ended December 31, 2005 and 2004, the Company had bad debt expenses of $1,783 and $664 respectively.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123R focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25's intrinsic value method of accounting for employee stock options has been eliminated. As a result, the fair value of stock options granted to employees in the future will be required to be expensed. The impact on the results of operations of the Company will be dependent on the number of options granted and the fair value of those options. For the Company, SFAS 123R will be effective in 2006.

Reclassification

Certain 2004 amounts have been reclassified to conform to the 2005 presentation. In 2004, the deferred income associated with the Company's note receivable was included in deferred revenue. In 2005, the deferred income associated with the note receivable was not included in deferred revenue but instead was offset against the note receivable. Thus, for comparative presentation purposes, the same was done for 2004, resulting in reclassified 2004 amounts consistent with the presentation shown for 2005.

3. Franchise Activities

Under the terms of the Company's standard franchise agreement, franchisees are obligated to pay the Company an initial franchise fee and a weekly continuing franchise fee ("royalty") of generally 4% of gross restaurant revenues. Each franchisee must spend 3% of gross sales on approved advertising, including a weekly 1% marketing fee contributed to the Company's marketing fund. The Company is obligated to provide initial training, continuing management assistance, administration of advertising and sales promotion programs and establishment and monitoring of a marketing fund. During the years ended December 31, 2005 and 2004, the Company received no contribution toward the marketing fund nor has the marketing fund been maintained.

One franchisee agreed to pay an additional fee in return for a reduced royalty fee. The Company deferred its recognition of the additional fee amount, and is amortizing it into income through 2014. Unamortized additional fees at December 31, 2005 and 2004, of $14,441 and $16,799, respectively, were included in deferred revenue.

During the year ended December 31, 2004, the Company added two new franchisees, one in Wisconsin and one in Iowa. Each franchisee paid an initial franchise fee in 2004 of $35,000 in connection with its restaurant, one of which opened in February 2005, and the other of which opened in May 2005. These two fees were recognized in 2005. A third franchisee signed a franchise agreement in 2005 and opened for business in 2005, and its initial fees were recognized in 2005. Franchising revenues consisted of the following for the years ended December 31:

	2005	2004

Initial franchise fees	$ 95,000	$ -
Amortization of deferred franchise fees	2,357	15,185
Royalty fees	357,586	263,813
Total franchise revenue	$ 454,943	$ 278,998

4. Long-Term Note Receivable

Prior to the distribution transaction described in Note 1, the Company's Parent sold a restaurant and agreed to receive a promissory note as consideration; subsequently, the Parent transferred the note to the Company as part of the Company's capitalization. The note bears interest at 6%, requires monthly principal and interest payments of $1,600 until fully repaid and is collateralized by certain assets of the restaurant sold. Unpaid balances under the note at December 31, 2005 and 2004, were $76,200 and $81,283 respectively. The deferred gain associated with the sale was also carried over to the Company, and it is being recognized on an installment basis as cash is received. At December 31, 2005 and 2004, the deferred revenue on the note totaled $50,120 and $53,578, respectively. The Company recognized income of $3,459 and $7,279 from the note as note income during the years ended December 31, 2005 and 2004, respectively.

5. Debt

Loan payable consisted of the following at December 31:

	2005	2004
Loan payable to a financial institution; interest at 7%, unsecured and principal and interest payments due on demand	$ -	$ 11,000

6. Commitments and Contingencies

The Company leases office space under a month-to-month lease. Rent and utility expense totaled $17,600 and $16,200 for the years ended December 31, 2005 and 2004, respectively. The Company's aggregate lease commitment is one month's rent and utilities, which averages $1,500 (See Note 9). The Company also has a long-term agreement with a consultant that obligates the Company to pay the consultant $1,200 per month until October 2008. A copier lease commits the Company to make payments of $141 until August 2007.

7. Income Taxes

There was no provision for income taxes in the years ended December 31, 2005 and 2004, due to the carryforward of net losses ("NOL") incurred in prior years. The Company had no material deferred tax liabilities at December 31, 2005.

Deferred taxes consisted of the following at December 31:

	2005	2004
Deferred tax assets:
Deferred revenue	$ 22,000	$ 24,000
Net operating loss	131,000	139,000
Total deferred tax assets	153,000	163,000
Deferred tax liability	-	(24,000)
Valuation allowance	-	(139,000)
Net deferred taxes	$ 153,000	$ -

The net change in the valuation allowance for deferred tax assets was a decrease of $139,000 in 2005 and a decrease of $63,000 in 2004. The Company has experienced consistent net income over the last several years, and recently it has also experienced consistent growth in royalty fees. In the past, the Company believed that it might not be able to utilize its deferred tax assets. Based on forecasts that also show consistent net income in the near future, the Company now believes that it will be able to utilize all of its deferred tax assets. Thus, it determined in 2005 that a valuation allowance against its deferred tax assets was no longer needed. It now recognizes its deferred tax assets on its balance sheet, and consequently it has recognized the corresponding income tax benefit on its 2005 Statement of Income.

Income taxes payable for the year ended December 31, 2005 and 2004, were reduced by approximately $4,000 and $20,000, respectively, through the utilization of NOL carryforwards in those years. At December 31, 2005, NOL carryforwards of approximately $386,000 were available to offset future taxable income and expire through 2019.

The Company's effective income tax rate varied from the federal statutory rate for the years ended December 31, as follows:

	2005	2004

Federal income tax at statutory rate	34%	34%
Reversal of valuation allowance	(194%)	(34%)
Total effective income tax rate	(160%)	0%

8. Stock Options

The Company president's compensation is established at the sole discretion of the board of directors and includes the granting of stock options. The Company also grants stock options to each of its two directors as compensation for their services as directors and also began granting stock options in June 2005 to the Company's secretary. During the year ended December 31, 2005, stock options were granted monthly and a total of 216,000, 240,000 and 35,000 stock options were granted to the president, directors and secretary, respectively.

All options granted during 2005 vested immediately, were issued with an exercise price of $0.005 above the last bid price of the Company's common stock on the date of grant, and expire seven years from the date of grant.

The following is a summary of stock option activity:
	Options	Weighted Average Exercise Price

Outstanding at January 1, 2004	3,818,000	$ 0.07
Granted	456,000	0.05
Cancelled	-	0.00
Outstanding at December 31, 2004	4,274,000	$ 0.07
Granted	491,000	0.07
Cancelled	-	0.00
Outstanding at December 31, 2005	4,765,000	$ 0.07

The weighted average fair value of stock options granted during 2005 and 2004 was $0.06 and $0.05, respectively, on the date of grant using the Black-Scholes option pricing model.

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Weighted Average Remaining Contractual Life	Number Outstanding	Range of Exercise Prices	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price

2 years	2,330,000	$0.10	$0.10	2,330,000	$0.10
4 years	1,488,000	$0.01-0.035	$0.02	1,488,000	$0.02
5.5 years	456,000	$0.025-0.095	$0.05	456,000	$0.05
6.5 years	491,000	$0.045-0.085	$0.07	491,000	$0.07
	4,765,000		$0.07	4,765,000	$0.07

9. Related Party Transactions

A law firm associated with a director of the Company provides legal services to the Company. During the years ended December 31, 2005 and 2004, the cost of these services to the Company were $39,500 and $39,300, respectively. Related amounts included in accounts payable to related parties at December 31, 2005 and 2004, were approximately $0 and $13,000, respectively.

The Company assumed a loan of a former employee of the Parent with a financial institution (see Note 5). The balances outstanding on the loan were $0 and $11,000 at December 31, 2005 and 2004, respectively. Principal and interest payments are due on demand.

The Company leases its corporate office space from a firm in which the president of the Company is a partner. Rental and utility costs for the office space was approximately $17,600 and $16,200 for the years ended December 31, 2005 and 2004, respectively.

One of the directors of the Company is also a franchisee of two restaurants. As part of an agreement with the Company, made prior to the formation of the Company and prior to the director joining the board of directors of the Company, these restaurants pay no monthly royalty fee. Correspondingly, the Company has no obligation to provide any services to these restaurants. Other than being released from paying royalty fees, the two restaurants must comply with the Company's standard franchise agreement.

The Company also paid certain expenses on behalf of HGAI, its former parent. These expenses in 2005 included tax preparation costs of $1,900; California franchise taxes of $800; and estimated legal expenses of $2,412. In 2004, these expenses included tax preparation costs of $4,046; California franchise taxes and penalties of $5,851; and estimated legal expenses of $1,493.

10. Concentration of Revenue Risk

The Wausau and Marshfield, Wisconsin, franchisees are affiliated; these two franchisees together account for 23% and 37% of revenue and 36% and 38% of accounts receivable for 2005 and 2004, respectively.

11. Subsequent Events

In January 2006 the Company signed a franchise agreement with an affiliate of its De Pere, Wisconsin franchisee. The new franchise was for a Hudson's Grill restaurant to be located in Escanaba, Michigan. On March 6, 2006, the new restaurant opened.

*************