Form 10QSB
period 2006-03-31
HUDSONS GRILL INTERNATIONAL INC
filed 2006-05-12
CIK 1104254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

7,385,986 shares of Class A Common Stock outstanding as of May 1, 2006.

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

Balances as of March 31, 2006, Compared to December 31, 2005

The Company's cash balance at March 31, 2006 ("Q1") was $102,227, which is $23,576 less than it was at December 31, 2005 ("FYE"), when it was $125,803. This is primarily due to a "buy-up" of the Company's royalty fee rate with its Appleton, Wisconsin franchisee, which needed $25,000, and also due to $10,000 in earnest money deposited against a real estate contract to purchase real property for a franchise site in Oshkosh, Wisconsin. Accounts receivable increased $22,213 because the Company recognized the current portion of the buy-up royalty receivable ($7,088), franchisee fees from a new franchise that pays monthly instead of weekly, and three franchisees (Simi Valley and Santa Maria, California, and Appleton, Wisconsin) fell behind in payments. Subsequent to Q1, Simi Valley has gotten more current, Santa Maria has remained the same, and Appleton has fallen further behind; the Company feels, nevertheless, that all of these will be collected, and thus, no allowance for reserves is necessary. Other current assets increased $10,790; $10,000 of the increase is the earnest money deposit for Oshkosh. Thus, current assets at Q1 increased by $9,427. Net property and equipment decreased slightly from FYE as a result of normal depreciation. The Company's long term note receivable remained the same, but subsequent to Q1, the Company has learned that the obligor on that note has closed. The Company is waiting to see how much it will be able to recover from its security interest in the collateral securing that note. The Company's other long term assets increased by $17,911, which reflects the long term portion of the buy-up royalty receivable. As a result, total assets at Q1 increased by $26,814 to $371,005 from $344,191 at FYE.

Current liabilities increased by $22,099 to $27,230 at Q1 from $5,131 at FYE. This reflects an accrual of $3,870 in stock compensation payable to the Company's executives on July 1, 2006, and an increase in payables because of accrued legal and accounting expenses related to the Company's annual audit, its annual SEC disclosures and the preparation and filing of documents for its annual shareholders meeting. Thus, the Company's working capital decreased from $154,225 at FYE to $141,553 at Q1. Deferred revenue decreased slightly from $14,441 at FYE to $13,894 at Q1, reflecting the continued amortization of income deferred from the advance payment of royalties from certain franchisees.

The Three Months Ended March 31, 2006, Compared to March 31, 2005

Significant changes in the results of operations for the three months ended March 31, 2006 ("Q1") compared to the first quarter of 2005 ("Q05") include the following: Revenue increased slightly from $108,737 in Q05 to $112,944 in Q1. A franchise opened in Q05 in De Pere, Wisconsin, and paid a franchise fee of $35,000; and an affiliated franchise was opened in a second location in Q1 in Escanaba, Michigan, and paid $25,000 in franchise fees. This decrease was offset by increases in royalty fees from new franchisees (Dubuque, Iowa, and Appleton, Wisconsin) that were not open in Q05. Operating expenses increased by $15,630 during Q1 to $115,398 from $99,768 during Q05, primarily as a result of increases in salaries (an increase of $4,500), contract services ($3,278 increase), group insurance ($4,041 increase), travel ($6,689 increase) and executive stock compensation (increase due to stock issuances and stock issuable in the future, together valued at $11,610), which increases were not completely offset by decreases, including training expenses (a decrease of $14,406). As a result, income from operations decreased $11,405 during Q1, when compared to Q05. Other income decreased slightly compared to Q05. Consequently, net income decreased by $12,668 when compared to Q05 to a loss of ($2,477) in Q1.

Income per common share (both basic and diluted) was $.00 per share for Q1 and $.00 for Q05.

Liquidity and Capital Resources

Changes in the Company's liquidity and capital will depend primarily on continuing royalty fees received from franchisees using the Company's trademark and restaurant concept. This in turn will be reflective of the general economies in the areas where Hudson's Grill restaurants are located. The Company does not currently plan to raise any capital or borrow funds to meet liquidity needs, and thus, will rely solely on cash flows from operations. The Company, however, plans to borrow money to buy real property in Oshkosh, Wisconsin, that currently has a restaurant building on it that will be leased to a new franchisee.

Beginning in the third quarter of 2005, the Company began to accumulate cash; it previously paid off all of its accounts payable to related parties in the second quarter of 2005. Additionally, three franchisees that opened earlier in 2005 have created new royalty streams. The Company's cash balance of $102,227 at March 31, 2006, was $23,576 less than at the year ended December 31, 2005. If the Company buys the real property in Oshkosh, Wisconsin, then it will commit a substantial portion of its cash reserves to a down payment on the real property, and negatively impact its liquidity.

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

(b) Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls during the quarter ended March 31, 2006.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any legal proceedings and knows of no matters that have been threatened against the Company.

Item 2. Changes in Securities.

During the quarter ended March 31, 2006, the Company issued 129,000 shares of its common stock to officers and directors of the Company as compensation for services. There were no other changes in securities during the quarter.

Item 3. Defaults Upon Senior Securities.

The Company does not currently have any senior securities outstanding. Consequently, there are no defaults on senior securities.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2006.

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

(Registrant) HUDSON'S GRILL INTERNATIONAL, INC. By: s/s David L. Osborn David L. Osborn, President Date: May 11, 2006
		HUDSON'S GRILL INTERNATIONAL, INC.

		BALANCE SHEETS

		ASSETS
			March 31,	December 31
			2006	2005
			(Unaudited)	(Audited)

Current assets:
	Cash and cash equivalents		$102,227	$125,803
	Accounts receivable		49,179	26,966
	Other current assets		7,377	6,587
	Deposit		10,000	-
		Total current assets	168,783	159,356

Property and equipment, at cost:
	Furniture and office equipment		25,637	25,637
	Accumulated depreciation		(20,540)	(20,016)
		Property and equipment, net	5,097	5,621

Deferred tax assets			153,134	153,134

Long-term note receivable, net			26,080	26,080
Long-term royalty receivable			17,911	-

		TOTAL ASSETS	$371,005	$344,191

		LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
	Accounts payable and accrued expenses		$27,230	$5,131

Deferred revenue			13,894	14,441

Commitments and contingencies			-	-

Stockholders' equity:
	Common stock, Class A, no par value, 100,000,000 shares
		authorized, 7,385,986 and 7,256,986 shares issued and outstanding
		at March 31, 2006 and December 31, 2005, respectively	150,284	142,545
	Common stock, Class B, no par value, 15,000,000 shares
		authorized, no shares issued and outstanding	-	-
	Retained earnings		179,597	182,074
		Total stockholders' equity	329,881	324,619

		TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$371,005	$344,191

			HUDSON'S GRILL INTERNATIONAL, INC.

			STATEMENTS OF OPERATIONS

				Three Months Ended March 31,
				2006	2005
				(Unaudited)	(Unaudited)

Revenues
	Franchise fees			$112,944	$108,737

Operating costs:
	General and administrative			115,398	99,768
	Depreciation and amortization			524	542
		Total operating costs		115,922	100,310

		Income from operations		(2,978)	8,427

Other income (expense):
	Note income			-	1,010
	Interest income			501	1,054
	Interest expense			-	(300)
		Total other income		501	1,764

Net income (loss)				$(2,477)	$10,191

Net income (loss) per share-
	basic and diluted			$-	$-

Weighted average
	outstanding shares-
	basic			7,364,486	7,256,986

	diluted			7,364,486	8,254,693
				HUDSON'S GRILL INTERNATIONAL, INC.

				STATEMENTS OF CASH FLOWS

						Three Months Ended March 31,
						2006	2005
						(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
	Net income (loss)					$ (2,477)	$ 10,191
	Adjustments to reconcile net income (loss) to net cash
		provided by operating activities:
			Depreciation and amortization			524	542
			Amortization of deferred revenue			(548)	(1,598)
			Stock compensation			11,610	-
			Changes in operating assets and liabilities:
				Accounts receivable		(15,124)	(4,890)
				Other current assets		(790)	-
				Accounts payable and accrued expenses		18,229	28,610
				Accounts payable to related parties		-	(7,500)
				Deferred franchise fees		-	(10,000)
				Deposits		(10,000)	-

					Net cash provided by operating activities	1,424	15,355

Cash Flows From Investing Activities:

	Royalty receivable					(25,000)	-
	Repayment of note receivable					-	1,484

					Net cash provided by (used in) investing activities	(25,000)	1,484

Cash Flows From Financing Activities:

	Repayment of line of credit and notes payable					-	(6,000)

					Net cash used in financing activities	-	(6,000)

Net Increase (Decrease) In Cash						(23,576)	10,839

Cash, beginning of year						125,803	129,368

Cash, end of year						$ 102,227	$ 140,207

Supplemental Disclosures:
	Income taxes paid					$ 0	$ 0
	Interest paid					$ 0	$ 0

1. UNAUDITED INFORMATION

The balance sheet of Hudson's Grill International, Inc. (the "Company") as of March 31, 2006 and the statements of operations for the three month periods ended March 31, 2006 and 2005, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of March 31, 2006, and the results of operations for the three months ended March 31, 2006 and 2005.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company's financial statements as filed on Form 10-KSB for the year ended December 31, 2005.

As noted in the Company's financial statements as filed on Form 10-KSB, one of the Company's directors owns two franchises that do not pay any franchise fees. This is the result of a previous agreement with the Company prior to the director's involvement with the Company; the Company is not required to perform any services for the two franchises owned by the director.

2. STOCK OPTIONS AND GRANTS

Until December 31, 2005, the Company president's compensation included the granting of stock options. In 2005 the president was granted 18,000 stock options per month. The Company also granted 10,000 stock options per month in 2005 to each of the two non-officer directors of the Company, as compensation for services as directors. Additionally, beginning June 2005, it granted 5,000 stock options per month to the Company's secretary. All options were fully vested when granted and expire in seven years. The Company ceased its stock option plan on December 31, 2005. Beginning January 1, 2006, the Company adopted a stock plan in which stock will be issued on January 2nd and July 1st of each year to its officers and directors. Each semi-annual grant will consist of the following amount of shares of common stock being issued: (1) 54,000 to the president; (2) 15,000 to the secretary; and (3) 30,000 to each of the non-officer directors. The first grant occurred January 17, 2006.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, as of January 1, 2006, using the modified prospective application method. This statement requires the recognition of compensation expense when an entity obtains employee services in exchange for stock-based payment transactions.

Prior to January 1, 2006, the Company accounted for stock options granted to directors and employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB No. 25") and related interpretations. APB No. 25 required compensation expense be recognized for grants of stock options when the quoted market price of the Company's common stock on the date the options were granted exceeds an option's exercise price. The Company did not grant any stock options with an exercise price that was less than the fair market value of the stock at the date of grant during the period ended March 31, 2005. Accordingly, no compensation cost was recognized in that period in 2005 for its employee stock options in the accompanying financial statements. The Company had adopted the disclosure provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123, which require the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company's stock options had been determined under the fair value method prescribed by SFAS No. 123.

Had compensation cost for the Company's stock options been determined consistent with the SFAS 123 fair value approach, the Company's net income and net income per common share for the three month period ended March 31, 2005, on a pro forma basis, would have been as follows:

THREE MONTHS ENDED March 31, 2005

Net income: as reported	$ 10,191
Add: Stock-based compensation expense included in reported net income	-
Deduct: Stock-based compensation expense determined under fair value method	(4,828)
Net income: pro forma	$ 5,363

Net income per share:
as reported - basic and diluted	$ -
Pro forma - basic and diluted	$ -

The fair values of stock options granted during 2005 were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2005
Volatility	169%
Interest rate (at Period End)	4.50%
Dividend yield	- %
Expected life	7 years

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

4. SUBSEQUENT EVENTS

Subsequent to the three month period ended March 31, 2006, Hornblowers, a restaurant located in Ventura, California, closed. The Company owns a note issued by Hornblowers and has a security interest in its personal property. The Company carries the note as a long term note receivable, net of a reserve, with a value of $26,080 at both the year ended December 31, 2005, and the three months ended March 31, 2006. The Company is unsure of the value of the collateral that it will recover under its security interest. Once that amount is more certain, the Company will adjust the value of the note and write off any deficiency if necessary.