Form 10QSB
period 2006-06-30
HUDSONS GRILL INTERNATIONAL INC
filed 2006-08-14
CIK 1104254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes X No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No X

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

7,514,986 shares of Class A Common Stock outstanding as of August 10, 2006.

____________________________________________

Transitional Small Business Disclosure Format (Check one): Yes No X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

See the attached statements at the end of this Form 10-QSB.

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

Material changes in the consolidated financial condition of the Company and its subsidiary and in the results of their operations since the end of its last fiscal year and their results from the comparable period in their last fiscal year include the following:

Consolidated Balances as of June 30, 2006, Compared to December 31, 2005

The Company's cash balance at June 30, 2006 ("Q2") was $30,254, which is $95,549 less than it was at December 31, 2005 ("FYE"), when it was $125,803. This is primarily due to a "buy-up" of the Company's royalty fee rate with its Appleton, Wisconsin franchisee, which needed $25,000 for operational purposes, and about $75,000 in earnest money, closing costs, repairs, equipment and contract services for the purchase and make ready of the Company's subsidiary's real property that it is leasing to a new franchise in Oshkosh, Wisconsin. Accounts receivable increased $20,752 because the Company recognized the current portion of the buy-up royalty receivable, franchisee fees from a new franchise that pays monthly instead of weekly (Escanaba), and three franchisees (Simi Valley and Santa Maria, California, and Appleton, Wisconsin) have fallen even further behind in payments. The Company feels, nevertheless, that all of these will be collected, and thus, no allowance for reserves is currently necessary. Other current assets increased $3,769; this was mainly due to an increase in inventory of jackets and Hudson's pictures for new franchisees.

Net property and equipment increased significantly from FYE because of the Company's purchase of real property and restaurant equipment that it is leasing to its Oshkosh franchise. Net property and equipment increased by $1,228,879, which increase was the result of the addition of $114,927 in new restaurant furniture and equipment and the addition of $1,115,000 in building and land. Deferred tax assets increased by $29,173, which is the amount of tax benefit the Company anticipates receiving from the loss incurred year-to-date. The Company's long term note receivable decreased by $26,080 due to the write off of the remaining net balance of the note; Hornblowers, the restaurant that secured this note, closed for business, and the Company determined that the value of Hornblowers' remaining assets was too small to warrant any expenditure of funds to enforce the Company's lien. The Company's other long term assets increased by $17,911, which reflects the long term portion of a buy-up royalty receivable owed by the Appleton franchise. As a result, total assets at Q2 increased by $1,178,855 to $1,523,046 from $344,191 at FYE.

Current liabilities increased by $97,314 to $102,445 at Q2 from $5,131 at FYE. This reflects an accrual of $16,770 in stock compensation payable to the Company's executives on July 1, 2006, $61,044 related to unpaid expenses incurred for the repair and preparation of the Oshkosh property, $9,113 in property taxes due on the Oshkosh property, $2,615 for Hudson's pictures added to inventory and $3,483 in unpaid travel expenses to prepare for the opening of the Oshkosh franchise in July. The Company's working capital decreased from $154,225 at FYE to negative working capital of ($14,117) at Q2. Deferred revenue decreased by $7,768 from $14,441 at FYE and is now $6,673 at Q2; this reflects the deferred income that was associated with the closing of the San Luis Obispo franchise. Long-term notes payable increased in Q2 by $1,131,241, which represents the mortgage and loan taken out by the Company's subsidiary to purchase and prepare the Oshkosh location.

The Three Months Ended June 30, 2006, Compared to June 30, 2005

Significant changes in the results of operations for the three months ended June 30, 2006 ("Q2") compared to the first quarter of 2005 ("Q05") include the following: franchise fees increased slightly from $93,072 in Q05 to $93,552 in Q2. Significant decreases in franchise fees from Dubuque, Iowa, and De Pere, Wisconsin, were offset by new income flows from Appleton, Wisconsin, and Escanaba, Michigan. A franchise opened in Q05 in Dubuque, Iowa, and paid a franchise fee of $35,000; no new franchises opened in Q2, and thus, initial franchise fees decreased by $35,000 in Q2 compared to Q05. Operating costs increased by $30,660 during Q2 to $145,126 from $114,466 during Q05, primarily due to opening expenses at the new location in Oshkosh ($39,516) and increases in salaries ($2,250), group insurance ($2,304); these were partially offset by decreases in contract services, training, consulting and director's fees. As a result, income from operations decreased $65,180 during Q2, when compared to Q05. The decrease in other income was $28,959 compared to Q05. This was as a result of the write off of a note receivable (a decrease of $26,081, reflecting the writing off of the Hornblowers note) and interest expense of $6,241 incurred in Q2 on the Oshkosh mortgage, which was partially offset by an increase in note income of $4,772. An income tax benefit was recorded in expectation that the quarter's loss would be partially recovered in reduced taxes in the future; this benefit was $29,173. Consequently, net income decreased by $64,966 when compared to Q05 to a loss of ($47,195) in Q2.

Income (loss) per basic common share was ($.01) per share for Q2 and $.00 for Q05. Income (loss) per share per diluted common share was ($.01) per share for Q2 and $.00 for Q05.

The Six Months Ended June 30, 2006, Compared to June 30, 2005

Significant changes in the results of operations for the six months ended June 30, 2006 ("YTD06"), compared to the same period in 2005 ("YTD05") include the following: There was an increase of $14,138 in YTD06 franchise fees mostly attributable to new income streams from Escanaba and from Appleton, which was offset by a significant decrease in franchise fees from De Pere. Initial franchise fees decreased in YTD06 by $45,000. Only one new franchise opened in YTD06 compared to two that opened in YTD05. As a result, total revenues decreased by $30,862 from $236,810 in YTD05 to $205,948 in YTD06. Correspondingly, YTD05 operating expenses increased by $46,272 in YTD06 to $261,048, mainly as a result of the $39,516 in opening expenses of Oshkosh and an increase in executive stock compensation valued at $24,510. Increases in salaries (due to raises in mid 2005), group insurance, and travel (to help establish the Oshkosh location) were offset by decreases in training expense (for opening De Pere and Dubuque in 2005), consulting and directors fees. Thus, income from operations decreased by $77,134 to a loss of ($55,100) in YTD06. Other income decreased by $29,673 mostly because the writing off of the Hornblowers note and the interest incurred on the Oshkosh mortgage. An income tax benefit was recorded in expectation that the period's loss would be partially recovered in reduced taxes in the future; this benefit was $29,173. Thus, because of the decreases in income, somewhat offset by the tax benefit, net income decreased by $77,634 to a loss of ($49,672) in YTD06.

Income (loss) per basic common share was ($.01) per share for YTD06 and $.00 for YTD05. Income (loss) per share per diluted common share was ($.01) per share for YTD06 and $.00 for YTD05.

Liquidity and Capital Resources

Changes in the Company's liquidity and capital will depend primarily on continuing royalty fees received from franchisees using the Company's trademark and restaurant concept. This in turn will be reflective of the general economies in the areas where Hudson's Grill restaurants are located. The Company does not currently plan to raise any capital or borrow funds to meet liquidity needs, and thus, will rely solely on cash flows from operations. The Company, however, borrowed money to buy real property in Oshkosh, Wisconsin, that was modified to be a Hudson's Grill and has been leased to a new franchisee. This has affected liquidity in Q2, since the Company has paid and is still paying for major expenses related to the purchase and establishment of the new restaurant facilities it is leasing in Oshkosh.

Three franchisees that opened earlier in 2005 and one that opened in early 2006 have created new royalty streams that have been somewhat offset by declining fees from older franchises and the closing of two franchises since the Spring 2005. The Company's cash balance of $30,254 at June 30, 2006, was $95,549 less than at the year ended December 31, 2005. The decrease was the result of funds needed for the purchase and renovation of the Oshkosh property. That franchisee opened on July 8, 2006, and the Company now gets franchise fees from that new franchise. This will improve liquidity beginning in the third quarter 2006.

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

(b) Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls during the quarter ended June 30, 2006.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any legal proceedings and knows of no matters that have been threatened against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter.

Item 3. Defaults Upon Senior Securities.

The Company does not currently have any senior securities outstanding. Consequently, there are no defaults on senior securities.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its annual shareholders meeting on May 23, 2006. The shareholders elected Anthony B. Duncan, Robert W. Fischer, and David L. Osborn as directors of the Company and ratified the appointment of Whitley Penn LLP as the Company's independent registered public accounting firm. There were no other matters submitted to a vote of security holders during the quarter ended June 30, 2006.

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

(Registrant) HUDSON'S GRILL INTERNATIONAL, INC. By: s/s David L. Osborn David L. Osborn, President Date: August 14, 2006

		HUDSON'S GRILL INTERNATIONAL, INC.

		CONSOLIDATED BALANCE SHEETS

		ASSETS
			Jun. 30, 2006	Dec. 31, 2005
			(Unaudited)	(Audited)
Current assets:
	Cash and cash equivalents		$30,254	$125,803
	Accounts receivable		47,718	26,966
	Other current assets		10,356	6,587
		Total current assets	88,328	159,356

Property and equipment, at cost:
	Furniture and office equipment		25,637	25,637
	Restaurant furniture and equipment		114,927	-
	Building and land		1,115,000	-
	Accumulated depreciation		(21,064)	(20,016)
		Property and equipment, net	1,234,500	5,621

Deferred tax assets			182,307	153,134

Long-term note receivable, net			-	26,080
Long-term royalty receivable			17,911	-

		TOTAL ASSETS	$1,523,046	$344,191

		LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
	Accounts payable and accrued expenses		$102,445	$5,131

Deferred revenue			6,673	14,441

Long-term note payable			1,081,241	-
Long-term note payable, related party			50,000	-

Stockholders' equity:
	Common stock, Class A, no par value, 100,000,000 shares
		authorized, 7,385,986 and 7,256,986 shares issued and outstanding
		at June 30, 2006 and December 31, 2005, respectively	150,285	142,545
	Common stock, Class B, no par value, 15,000,000 shares
		authorized, no shares issued and outstanding	-	-
	Retained earnings		132,402	182,074
		Total stockholders' equity	282,687	324,619

		TOTAL LIABILITIES
		AND STOCKHOLDERS' EQUITY	$1,523,046	$344,191

			HUDSON'S GRILL INTERNATIONAL, INC.

			CONSOLIDATED STATEMENTS OF OPERATIONS

				Three Months Ended		Six Months Ended
				June 30,	June 30,	June 30,	June 30,
				2006	2005	2006	2005
				(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
	Franchise fees			$93,552	$93,072	$180,948	$166,810
	Initital franchise fees			-	35,000	25,000	70,000
		Total revenues		93,552	128,072	205,948	236,810

Operating costs:
	General and administrative			144,602	113,849	260,000	213,616
	Depreciation and amortization			524	617	1,048	1,160
		Total operating costs		145,126	114,466	261,048	214,776

		Income (loss) from operations		(51,574)	13,606	(55,100)	22,034

Other income (expense):
	Note income			7,221	2,449	7,769	3,458
	Interest income			307	1,716	808	2,770
	Write off note receivable			(26,081)	-	(26,081)	-
	Interest expense			(6,241)	-	(6,241)	(300)
		Total other income (expense)		(24,794)	4,165	(23,745)	5,928

		Income (loss) before income taxes		(76,368)	17,771	(78,845)	27,962

	Income tax benefit			29,173	-	29,173	-

Net income (loss)				$(47,195)	$17,771	$(49,672)	$27,962

Net income (loss) per share-
	basic			$(0.01)	$-	$(0.01)	$-
	diluted			$(0.01)	$-	$(0.01)	$-

Weighted average
	outstanding shares-
	basic			7,385,986	7,256,986	7,385,986	7,256,986

	diluted			7,385,986	8,434,525	7,385,986	8,344,609
					HUDSON'S GRILL INTERNATIONAL, INC.

					CONSOLIDATED STATEMENTS OF CASH FLOWS

						Six Months Ended
						June 30,	June 30,
						2006	2005
						(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
	Net income (loss)					$ (49,672)	$ 27,962
	Adjustments to reconcile net income (loss) to net cash
		provided by (used in) operating activities:
			Depreciation and amortization			1,048	1,160
			Amortization of deferred revenue			(7,769)	(4,637)
			Stock based compensation			24,510	-
			Write off of note receivable			26,081	-
			Deferred tax assets			(29,173)	-
			Interest converted to principal			6,241	-
			Changes in operating assets and liabilities:
				Accounts receivable		(14,341)	(1,623)
				Other current assets		(3,769)	-
				Accounts payable and accrued expenses		80,544	5,081
				Accounts payable to related parties		-	(12,985)
				Deferred franchise fees		-	(45,000)
					Net cash provided by
					(used in) operating activities	33,700	(30,042)

Cash Flows From Investing Activities:

	Royalty receivable, net					(24,322)	-
	Repayment of notes receivable					-	5,083
	Purchase of property and equipment					(1,229,927)	(1,500)

					Net cash provided by
					(used in) investing activities	(1,254,249)	3,583

Cash Flows From Financing Activities:

	Proceeds from issuance of notes payable					1,125,000	-
	Repayment of line of credit and notes payable					-	(11,000)

					Net cash provided by
					(used in) financing activities	1,125,000	(11,000)

Net Increase (Decrease) In Cash						(95,549)	(37,459)

Cash, beginning of period						125,803	129,368

Cash, end of period						$ 30,254	$ 91,909

Supplemental Disclosures:
	Income taxes paid					$ 0	$ 0
	Interest paid					$ 0	$ 0

1. UNAUDITED INFORMATION

The consolidated balance sheet of Hudson's Grill International, Inc. (the "Company") as of June 30, 2006 and the consolidated statements of operations for the three and six month periods ended June 30, 2006 and 2005, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of June 30, 2006, and the results of operations for the three and six months ended June 30, 2006 and 2005.

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

2. STOCK OPTIONS AND GRANTS

Until December 31, 2005, the Company president's compensation included the granting of stock options. In 2005 the president was granted 18,000 stock options per month. The Company also granted 10,000 stock options per month in 2005 to each of the two non-officer directors of the Company, as compensation for services as directors. Additionally, beginning June 2005, it granted 5,000 stock options per month to the Company's secretary. All options were fully vested when granted and expire in seven years. The Company ceased its stock option plan on December 31, 2005. Beginning January 1, 2006, the Company adopted a stock plan in which stock will be issued on January 2nd and July 1st of each year to its officers and directors. Each semi-annual grant will consist of the following amount of shares of common stock being issued: (1) 54,000 to the president; (2) 15,000 to the secretary; and (3) 30,000 to each of the non-officer directors. The first grant occurred January 17, 2006, and a second grant occurred on July 12, 2006, resulting in $7,740 and $16,770, respectively, of additional general and administrative expenses.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, as of January 1, 2006, using the modified prospective application method. This statement requires the recognition of compensation expense when an entity obtains employee services in exchange for stock-based payment transactions.

Prior to January 1, 2006, the Company accounted for stock options granted to directors and employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB No. 25") and related interpretations. APB No. 25 required compensation expense be recognized for grants of stock options when the quoted market price of the Company's common stock on the date the options were granted exceeds an option's exercise price. The Company did not grant any stock options with an exercise price that was less than the fair market value of the stock at the date of grant during the period ended June 30, 2005. Accordingly, no compensation cost was recognized in that period in 2005 for its employee stock options in the accompanying financial statements. The Company had adopted the disclosure provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123, which require the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company's stock options had been determined under the fair value method prescribed by SFAS No. 123.

Had compensation cost for the Company's stock options been determined consistent with the SFAS 123 fair value approach, the Company's net income and net income per common share for the three and six month period ended June 30, 2005, on a pro forma basis, would have been as follows:

THREE MONTHS ENDED June 30, 2005	SIX MONTHS ENDED June 30, 2005

Net income: as reported	$ 17,771	$ 27,962
Add: Stock-based compensation expense included in reported net income	-	-
Deduct: Stock-based compensation expense determined under fair value method	(6,618)	(11,446)
Net income: pro forma	$ 11,153	$ 16,516

Net income per share:
as reported - basic and diluted	$ -	$ -
Pro forma - basic and diluted	$ -	$ -

The fair values of stock options granted during 2005 were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2005
Volatility	158%
Interest rate (at Period End)	4.22%
Dividend yield	- %
Expected life	7 years

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

4. BUILDING AND LAND

On June 9, 2006, HGI-Oshkosh LLC ("HGIO"), a Texas limited liability company and wholly owned subsidiary of the Company, purchased a building and land in Oshkosh, Wisconsin, for $1,115,000. It also purchased furniture and equipment for $114,927, which was used to finish out the building as a Hudson's Grill. HGIO borrowed $1,075,000 on a twenty year note from the Upper Peninsula State Bank in Escanaba, Michigan, and $50,000 from the Company, to buy the building, land, furniture and equipment; the Company borrowed the $50,000 that it loaned to HGIO from Border City Ale House, Inc. ("BCAH"), a company owned by Anthony B. Duncan, one of the Company's directors. The Upper Peninsula State Bank note has a variable interest rate of 1.5% over the prime rate as quoted by the Wall Street Journal; the monthly payments are $10,178. The BCAH note has a variable interest rate of 1.0% over the prime rate as quoted by the Wall Street Journal; the first twenty-two monthly payments are $1,090. The unpaid balance of the BCAH note is due on May 23, 2008. HGIO leased the building, land, furniture and equipment to Service Solutions of Oshkosh, Inc., a franchisee of the Company. The lease is for twenty years and is a triple net lease; the rent escalates over time and also provides for percentage rent. The initial monthly rent is $10,000.

5. SUBSEQUENT EVENTS

Subsequent to the three month period ended June 30, 2006, Service Solutions of Oshkosh, Inc., a Hudson's Grill franchisee, opened a Hudson's Grill in Oshkosh, Wisconsin. The new restaurant began operations on July 8, 2006, at the Oshkosh location owned by HGIO.