Form 10QSB
period 2006-09-30
HUDSONS GRILL INTERNATIONAL INC
filed 2006-11-08
CIK 1104254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

7,514,986 shares of Class A Common Stock outstanding as of November 8, 2006.

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

Consolidated Balances as of September 30, 2006, Compared to December 31, 2005

The Company's cash balance at September 30, 2006 ("Q3") was $13,847, which is $111,956 less than it was at December 31, 2005 ("FYE"), when it was $125,803. This is primarily due to a "buy-up" of the Company's royalty fee rate with its Appleton, Wisconsin franchisee, which needed $25,000 for operational purposes, and the purchase of $114,927 of furniture and equipment. This furniture and equipment was bought to finish out and furnish real property purchased by the Company's subsidiary (HGI-Oshkosh, LLC, hereafter referred to as "HGIO"), which property is now leased to the Company's franchisee in Oshkosh, Wisconsin. Accounts receivable increased $19,110 because the Company recognized the current portion of the buy-up royalty receivable, and three franchisees (Santa Maria, California, Jackson, Michigan, and Appleton, Wisconsin) have fallen further behind in payments. The Company feels, nevertheless, that all of these will be collected, and thus, no allowance for reserves is currently necessary. Other current assets increased $3,170; this was mainly due to an increase in inventory of jackets and Hudson's pictures for new franchisees.

Net property and equipment increased significantly from FYE because of HGIO's purchase of real property and restaurant equipment that it is leasing to the Company's Oshkosh franchise. Net property and equipment increased by $1,219,791, which increase was the result of the addition of $114,927 in new restaurant furniture and equipment and the addition of $1,115,000 in building and land. Deferred tax assets increased by $43,890, which is the amount of tax benefit the Company anticipates receiving from the loss incurred year-to-date. The Company's long term note receivable decreased by $26,080 due to the write-off of the remaining net balance of the note; Hornblowers, the restaurant that secured this note, closed for business, and the Company determined that the value of Hornblowers' remaining assets was too small to warrant any expenditure of funds to enforce the Company's lien. The Company's other long term assets increased by $14,791, which reflects the long term portion of a buy-up royalty receivable owed by the Appleton franchise. As a result, total assets at Q3 increased by $1,162,716 to $1,506,907 from $344,191 at FYE.

Current liabilities increased by $116,163 to $121,294 at Q3 from $5,131 at FYE. This reflects: an accrual of $8,385 in stock compensation payable to the Company's executives on January 2, 2007; property taxes payable by HGIO of $14,343; an increase of $9,111 in the amount owed to the Company's auditors; $10,000 in deferred rent income for a rent payment made in advance; $20,311 owed for legal services to one of the Company's directors; a $24,670 increase in the current portion of notes payable; and the accrual of deferred franchise fees of $15,000 paid by the Company's new franchise in Plover, Wisconsin, that opened in October 2006. The increased payables increased because the Company was using its cash to pay for the furnishing of the Oshkosh site. As a result of lower current assets and increased current liabilities, the Company's working capital decreased from $154,225 at FYE to negative working capital of ($51,614) at Q3. Deferred revenue decreased by $8,042 from $14,441 at FYE and is now $6,399 at Q3; this reflects the deferred income that was associated with the closing of the San Luis Obispo franchise. Long-term notes payable increased in Q3 by $1,065,563, which represents the mortgage and loan taken out by the Company's subsidiary to purchase and prepare the Oshkosh location. Long term note payable to related parties increased by $39,253, which reflects the long term portion of the note payable to one of the Company's directors, who helped fund the purchase of the Oshkosh site.

The Three Months Ended September 30, 2006, Compared to September 30, 2005

Significant changes in the results of operations for the three months ended September 30, 2006 ("Q3") compared to the third quarter of 2005 ("Q05") include the following: franchise fees decreased from $103,269 in Q05 to $95,065 in Q3. Significant decreases in franchise fees from Santa Maria and Simi Valley, California, Dubuque, Iowa, and Appleton and De Pere, Wisconsin, were partially offset by new royalties from Oshkosh, Wisconsin, and Escanaba, Michigan. A franchise opened in Q05 in Appleton, Iowa, and paid a franchise fee of $25,000; no new franchises opened in Q3, and thus, initial franchise fees decreased by $25,000 in Q3 compared to Q05. However, rent income increased by $20,000 in Q3, which reflects HGIO's new lease with the Company's Oshkosh franchise, which opened in July 2006. As a result, total revenues in Q3 declined from Q05 by $13,204 and were $115,065 in Q3.

Operating costs increased by $41,934 during Q3 to $122,833 from $80,899 during Q05, primarily due to new expenses associated with HGIO's leasing of Oshkosh and the depreciation expense of the new building and equipment at Oshkosh (together they were $21,973). The increase in operating expenses was also due to increases in: legal and accounting (increased $13,585) because of new reporting requirements and new consolidated accounting; executive stock compensation (increased $2,250), reflecting the accounting at market value of stock issued to officers and directors; and uncollectible receivables (increased $4,635).

As a result, income from operations decreased $55,138 during Q3, when compared to Q05. The decrease in other income was $32,446 compared to Q05. This was as a result of interest expense of $32,050 incurred in Q3 on the Oshkosh mortgage. An income tax benefit was recorded in Q3 in expectation that the quarter's loss would be partially recovered in reduced taxes in the future; this benefit was $14,717. Consequently, net income decreased by $72,867 when compared to Q05 to a loss of ($25,059) in Q3.

Income (loss) per basic common share was ($.00) per share for Q3 and $.01 for Q05. Income (loss) per share per diluted common share was ($.00) per share for Q3 and $.01 for Q05.

The Nine Months Ended September 30, 2006, Compared to September 30, 2005

Significant changes in the results of operations for the nine months ended September 30, 2006 ("YTD06"), compared to the same period in 2005 ("YTD05") include the following: There was an increase of $13,703 in YTD06 franchise fees mostly attributable to new income streams from Escanaba, Michigan, and from Oshkosh, Wisconsin, which was offset by a significant decrease in franchise fees from De Pere, Wisconsin, and Simi Valley, California. Initial franchise fees decreased in YTD06 by $70,000. Only one new franchise opened in YTD06 compared to three that opened in YTD05. The drop in initial franchise fees was offset somewhat by rent income, which increased by $20,000. This reflects HGIO's purchase and subsequent new leasing of Oshkosh, for which rent began in August 2006. As a result, total revenues decreased by $36,297 from $365,078 in YTD05 to $328,781 in YTD06.

YTD05 operating expenses increased by $88,206 in YTD06 to $383,881, mainly as a result of the $61,489 in new operating expenses from HGIO for its new Oshkosh operation, and an increase in executive stock compensation valued at $32,895, Also, increases in salaries (due to raises in mid 2005), legal and accounting, group insurance, and travel (to help establish the Oshkosh location) were offset by decreases in training expense (for opening De Pere and Dubuque in 2005), consulting and directors fees.

Thus, income from operations decreased by $124,503 to a loss of ($55,100) in YTD06. Other expense was ($63,522). It decreased by $69,889 due to writing off a note of $26,081 from Hornblowers, a restaurant in Ventura, California, that closed in 2006, and interest expense of $36,775 associated with HGIO's mortgage on its Oshkosh property. An income tax benefit was recorded in expectation that the period's loss would be recovered in reduced taxes in the future; this benefit was $43,890. Thus, because of the decreases in income from operations and from other income, which were somewhat offset by the tax benefit, net income decreased by $150,502 to a loss of ($74,732) in YTD06.

Income (loss) per basic common share was ($.01) per share for YTD06 and $.01 for YTD05. Income (loss) per diluted common share was ($.01) per share for YTD06 and $.01 for YTD05.

Liquidity and Capital Resources

Normally, changes in the Company's liquidity and capital will depend primarily on continuing royalty fees received from franchisees using the Company's trademark and restaurant concept. This in turn will be reflective of the general economies in the areas where Hudson's Grill restaurants are located. The Company does not currently plan to raise any capital or borrow funds to meet liquidity needs, and thus, will rely solely on cash flows from operations. The Company's subsidiary HGIO, however, borrowed money to buy real property in Oshkosh, Wisconsin, that was modified to be a Hudson's Grill and has been leased to a new franchisee. This has affected the Company's liquidity in Q3, since the Company has paid and is still paying for major expenses related to the purchase and establishment of the new restaurant facilities that HGIO is leasing out in Oshkosh.

Three franchisees that opened earlier in 2005 and two that opened in 2006 have created new royalty streams that have been somewhat offset by declining fees from older franchises and the closing of two franchises since the Spring 2005. The Company's cash balance of $13,847 at September 30, 2006, was $111,956 less than at the year ended December 31, 2005. The decrease was the result of funds needed for the purchase and renovation of the Oshkosh property. That franchisee opened on July 8, 2006, and the Company now gets franchise fees from that new franchise. This will improve liquidity beginning in the fourth quarter 2006.

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

(b) Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls during the quarter ended September 30, 2006.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any legal proceedings and knows of no matters that have been threatened against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2006.

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

(Registrant) HUDSON'S GRILL INTERNATIONAL, INC. By: s/s David L. Osborn David L. Osborn, President Date: November 8, 2006

		HUDSON'S GRILL INTERNATIONAL, INC.

		CONSOLIDATED BALANCE SHEETS

		ASSETS
			Sept. 30, 2006	Dec. 31, 2005
			(Unaudited)	(Audited)
Current assets:
	Cash and cash equivalents		$13,847	$125,803
	Accounts receivable		46,076	26,966
	Other current assets		9,757	6,587
		Total current assets	69,680	159,356

Property and equipment, at cost:
	Office furniture and equipment		25,637	25,637
	Restaurant furniture and equipment		114,927	-
	Building and land		1,115,000	-
	Accumulated depreciation		(30,152)	(20,016)
		Property and equipment, net	1,225,412	5,621

Deferred tax assets			197,024	153,134

Long-term note receivable, net			-	26,080
Long-term royalty receivable			14,791	-

		TOTAL ASSETS	$1,506,907	$344,191

		LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
	Accounts payable and accrued expenses		$51,313	$5,131
	Accounts payable to related parties		20,311	-
	Current portion note payable		15,678	-
	Current portion related party		8,992	-
	Deferred rent income		10,000	-
	Deferred franchise fee		15,000	-
		Total current liabilities	121,294	5,131

Deferred revenue			6,399	14,441

Long-term note payable			1,065,563	-
Long-term note payable, related party			39,253	-

Stockholders' equity:
	Common stock, Class A, no par value, 100,000,000 shares
		authorized, 7,510,686 and 7,256,986 shares issued and outstanding
		at September 30, 2006 and December 31, 2005, respectively	167,055	142,545
	Common stock, Class B, no par value, 15,000,000 shares
		authorized, no shares issued and outstanding	-	-
	Retained earnings		107,343	182,074
		Total stockholders' equity	274,398	324,619

		TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,506,907	$344,191

			HUDSON'S GRILL INTERNATIONAL, INC.

			CONSOLIDATED STATEMENTS OF OPERATIONS

				Three Months Ended		Nine Months Ended
				September 30,	September 30,	September 30,	September 30,
				2006	2005	2006	2005
				(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
	Franchise Fees			$95,065	$103,269	$283,781	$270,078
	Initial franchise fees			-	25,000	25,000	95,000
	Rent income			20,000	-	20,000	-
		Total revenues		115,065	128,269	328,781	365,078

Operating costs:
	General and administrative			113,745	80,401	373,745	294,017
	Depreciation and amortization			9,088	498	10,136	1,658
		Total operating costs		122,833	80,899	383,881	295,675

		Income (loss) from operations		(7,768)	47,370	(55,100)	69,403

Other income (expense):
	Note income			-	-	-	3,459
	Interest income			42	438	850	3,208
	Write-off note receivable			-	-	(26,081)	-
	Interest expense			(32,050)	-	(38,291)	(300)
		Total other income (expense)		(32,008)	438	(63,522)	6,367

		Income (loss) before income tax		(39,776)	47,808	(118,622)	75,770

	Income tax benefit			14,717	-	43,890	-

Net income (loss)				$(25,059)	$47,808	$(74,732)	$75,770

Net income (loss) per share-
	basic and diluted			$-	$0.01	$-0.01	$0.01

Weighted average
	outstanding shares-
	basic			7,510,686	7,256,986	7,427,552	7,256,986

	diluted			7,510,686	8,643,931	7,427,552	8,444,383

			HUDSON'S GRILL INTERNATIONAL, INC.		.

			CONSOLIDATED STATEMENTS OF CASH FLOWS

						Nine Months Ended
						September 30,	September 30,
						2006	2005
						(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
	Net income (loss)					$ (74,732)	$ 75,770
	Adjustments to reconcile net income (loss) to net cash
		provided by (used in) operating activities:
			Depreciation and amortization			10,136	1,658
			Amortization of deferred revenue			(8,043)	(5,226)
			Stock based compensation			32,895	-
			Write-off note receivable			26,081	-
			Deferred tax assets			(43,890)	-
			Interest converted to principal			6,241	-
			Changes in operating assets and liabilities:
				Accounts receivable		(11,205)	4,678
				Other current assets		(3,170)	1,494
				Accounts payable and accrued expenses		37,797	(2,410)
				Accounts payable to related parties		20,311	(12,985)
				Deferred rent income		10,000
				Deferred franchise fees		15,000	(70,000)
					Net cash provided by
					(used in) operating activities	17,421	(7,021)

Cash Flows From Investing Activities:

	Royalty receivable, net					(22,696)	-
	Repayment of notes receivable					-	5,083
	Purchase of property and equipment					(1,229,927)	(2,433)
					Net cash provided by
					(used in) investing activities	(1,252,623)	2,650

Cash Flows From Financing Activities:

	Proceeds from issuance of note payable					1,125,000	-
	Repayment of line of credit and notes payable					(1,754)	(11,000)
					Net cash provided by
					(used in) financing activities	1,123,246	(11,000)

Net Decrease In Cash						(111,956)	(15,371)

Cash, beginning of period						125,803	129,368

Cash, end of period						$ 13,847	$ 113,997

Supplemental Disclosures:
	Income taxes paid					$ 0	$ 0
	Interest paid					$ 32,050	$ 0

1. UNAUDITED INFORMATION

The consolidated balance sheet of Hudson's Grill International, Inc. (the "Company") as of September 30, 2006 and the consolidated statements of operations for the three and nine month periods ended September 30, 2006 and 2005, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of September 30, 2006, and the results of operations for the three and nine months ended September 30, 2006 and 2005.

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

2. STOCK OPTIONS AND GRANTS

Until December 31, 2005, the Company president's compensation included the granting of stock options. In 2005 the president was granted 18,000 stock options per month. The Company also granted 10,000 stock options per month in 2005 to each of the two non-officer directors of the Company, as compensation for services as directors. Additionally, beginning September 2005, it granted 5,000 stock options per month to the Company's secretary. All options were fully vested when granted and expire in seven years. The Company ceased its stock option plan on December 31, 2005. Beginning January 1, 2006, the Company adopted a stock plan in which stock will be issued on January 2nd and July 1st of each year to its officers and directors. Each semi-annual grant will consist of the following amount of shares of common stock being issued: (1) 54,000 to the president; (2) 15,000 to the secretary; and (3) 30,000 to each of the non-officer directors. The first grant occurred January 17, 2006, and a second grant occurred on July 12, 2006, resulting in $7,740 and $16,770, respectively, of additional general and administrative expenses.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, as of January 1, 2006, using the modified prospective application method. This statement requires the recognition of compensation expense when an entity obtains employee services in exchange for stock-based payment transactions.

Prior to January 1, 2006, the Company accounted for stock options granted to directors and employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB No. 25") and related interpretations. APB No. 25 required compensation expense be recognized for grants of stock options when the quoted market price of the Company's common stock on the date the options were granted exceeds an option's exercise price. The Company did not grant any stock options with an exercise price that was less than the fair market value of the stock at the date of grant during the period ended September 30, 2005. Accordingly, no compensation cost was recognized in that period in 2005 for its employee stock options in the accompanying financial statements. The Company had adopted the disclosure provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123, which require the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company's stock options had been determined under the fair value method prescribed by SFAS No. 123.

Had compensation cost for the Company's stock options been determined consistent with the SFAS 123 fair value approach, the Company's net income and net income per common share for the three and nine month period ended September 30, 2005, on a pro forma basis, would have been as follows:

THREE MONTHS ENDED September 30, 2005	NINE MONTHS ENDED September 30, 2005

Net income: as reported	$ 47,808	$ 75,770
Add: Stock-based compensation expense included in reported net income	-	-
Deduct: Stock-based compensation expense determined under fair value method	(9,569)	(21,015)
Net income: pro forma	$ 38,239	$ 54,755

Net income per share:
as reported - basic and diluted	$ .01	$ .01
Pro forma - basic and diluted	$ .01	$ .01

The fair values of stock options granted during 2005 were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2005
Volatility	158%
Interest rate (at Period End)	4.33%
Dividend yield	- %
Expected life	7 years

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

4. BUILDING AND LAND

On June 9, 2006, HGI-Oshkosh LLC ("HGIO"), a Texas limited liability company and wholly owned subsidiary of the Company, purchased a building and land in Oshkosh, Wisconsin, for $1,115,000. It also purchased furniture and equipment for $114,927, which was used to finish out the building as a Hudson's Grill. HGIO borrowed $1,075,000 on a twenty year note from the Upper Peninsula State Bank in Escanaba, Michigan, and $50,000 from the Company, to buy the building, land, furniture and equipment; the Company borrowed the $50,000 that it loaned to HGIO from Border City Ale House, Inc. ("BCAH"), a company owned by Anthony B. Duncan, one of the Company's directors. The Upper Peninsula State Bank note has a variable interest rate of 1.5% over the prime rate as quoted by the Wall Street Journal; the monthly payments are $10,178. The BCAH note has a variable interest rate of 1.0% over the prime rate as quoted by the Wall Street Journal; the first twenty-two monthly payments are $1,090. The unpaid balance of the BCAH note is due on May 23, 2008. HGIO leased the building, land, furniture and equipment to Service Solutions of Oshkosh, Inc., a franchisee of the Company. The lease is for twenty years and is a triple net lease; the rent escalates over time and also provides for percentage rent. The monthly rent in 2006 is $10,000. The Company recognized rental income according to the terms of the lease, and not on a straight line basis.

5. RESTAURANT CLOSURES

The Company wrote-off its long term note receivable from Hornblowers. The net balance of $26,080 on the note was written off after Hornblowers, the restaurant that secured this note, closed for business during the second quarter of 2006. The Company determined that the value of Hornblowers' remaining assets was too small to warrant any expenditure of funds to enforce the Company's lien, and hence the Company wrote-off the entire net balance of the note.

Deferred revenue was reduced by $8,042; this reflects the deferred income that was associated with the San Luis Obispo franchise, which closed during the second quarter of 2006. The deferred income arose from the prepayment of royalty fees by the original franchisee, which deferral was being amortized over a 20 year period, and thus the remaining balance of which was written-off due to San Luis Obispo's closure.

6. SUBSEQUENT EVENTS

Subsequent to the three month period ended September 30, 2006, Acceleration LLC, a Hudson's Grill franchisee, opened a Hudson's Grill in Plover, Wisconsin. The new restaurant began operations on October 9, 2006, at a Plover location owned by Acceleration's owners.