Form 10KSB
period 2006-12-31
HUDSONS GRILL INTERNATIONAL INC
filed 2007-04-10
CIK 1104254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

$468,309

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

The last traded price as of March 1, 2007, was $.11 per share. The issuer has 7,643,986 shares outstanding held by non-affiliates, and all are voting common stock; thus, on that date the market value of the voting and non-voting common equity held by non-affiliates was $840,838.

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

7,643,986

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2007, are incorporated by reference into Parts II and III.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Hudson's Grill International, Inc. (the "Company" or "Hudson's" or "Hudson's Grill"), was incorporated on October 30, 1997, in Texas, and certain assets were transferred to the Company on December 1, 1997, from its former parent, Hudson's Grill of America, Inc. ("HGA"). Currently, the Company franchises Hudson's Grill Restaurants.

Hudson's Grill Restaurants are full service restaurants that serve lunch and dinner and a wide range of alcoholic beverages. As of December 31, 2006, there were twelve Hudson's Grill restaurants; two restaurants have since closed; Santa Maria closed as of March 1, 2007, and El Paso West was closed as of February 9, 2007. El Paso West was exempt from paying franchise fees under an agreement made when the Hudson's concept was being created. Santa Maria had struggled for some time and was the Company's last franchise in California. New franchises were established in 2006 at Escanaba, Michigan, and Plover and Oshkosh, Wisconsin. Appleton, Wisconsin, and Simi Valley and San Luis Obispo, California closed in 2006. The Company's major focus is to expand the Hudson's Grill operations through franchising instead of through ownership. The Hudson's Grill restaurants are currently operating in Michigan, Wisconsin, Iowa and Texas. The Company is still accepting franchises, but the franchise market and the restaurant market are very competitive. Many other franchisers have substantially more capital, thereby making it much more difficult to compete against them.

BRIEF SUMMARY OF MAJOR EVENTS OVER THE PAST THREE YEARS.

Two of the Company's franchises were closed in early 2007. As of March 1, 2007, Santa Maria, California was closed. It was the last franchise in California. As of February 9, 2007, the Hudson's Grill franchise in the western part of El Paso, Texas, was closed. The one in the eastern part of El Paso, Texas, remains open.

In November 2006, the Company's franchisee in Simi Valley, California, confirmed that it had closed permanently its Hudson's Grill restaurant in Simi Valley. A new shopping mall opened nearby, and customers were drawn from the shopping center to the new mall.

On October 9, 2006, the Company's newest franchise opened in Plover. The franchise agreement had been signed on July 6, 2006, and was opened by Acceleration LLC, which owns and operates the Hudson's Grill restaurants in Wausau and Marshfield, Wisconsin.

On May 26, 2006, the Company signed a franchise agreement with Service Solutions of Oshkosh, Inc., which is a company owned by Jim Stabile, who used to be the Company's Upper Midwest representative. Mr. Stabile owned the Appleton, Wisconsin, franchise until it shut on November 29, 2006. The Oshkosh Hudson's Grill restaurant opened for business on July 12, 2006.

In or just before May 2006, the Hudson's Grill restaurant located in San Luis Obispo, California, closed, and Hornblowers, a restaurant in Ventura, California, which owed the Company on a note receivable that had previously been written down, closed.

In January 2006, the Company signed a franchise agreement for a new Hudson's Grill restaurant to be built in Escanaba, Michigan. The franchisee opened on March 6, 2006. This franchisee is affiliated with the De Pere, Wisconsin, franchisee.

In May 2005, the Company modified its consulting agreement with Mr. Jim Stabile, giving him additional responsibilities to develop franchisees in the Upper Midwest, and granting him a portion of royalty fees from new franchisees and a smaller portion of fees from existing franchisees in that region. Mr. Stabile also monitored the Company's franchisees in the Upper Midwest. The consulting agreement was terminated in October 2006.

In March 2005, the Company signed a franchise agreement for a new Hudson's Grill to be built in Appleton, Wisconsin. The franchisee, which was owned by Mr. and Mrs. Jim Stabile, opened for business in July 2005.

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

The Company plans to expand solely by adding franchises. It may also investigate developing other concepts (for example, a sports bar), and it may expand if it feels that it can sell franchises using new concepts. In 2006 it purchased the land and building rented to the Oshkosh franchise, but it does not plan any future acquisitions of real property.

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

HUDSON'S RESTAURANT DEVELOPMENT.

The Company currently plans to assess how to grow its Hudson's concept, but it hasn't decided on whether to push its Hudson's Grill concept or try other concepts, including those that may be more bar oriented. If the Company's cash flow will permit, it may entertain partial ownerships in new franchisees, and it might entertain developing additional, different concepts to franchise. Except as stated above, the Company has no specific plans regarding attempts to add franchisees.

HUDSON'S FRANCHISE AGREEMENTS.

The Company owns the trademark registrations for two "Hudson's Grill" logos and for the "Hudson's" name. It has also received registration of its "Burgers*Shakes*Rock'n Roll" mark. The Company has secured a permit from the California Department of Corporations to issue Hudson's Grill franchises in California and uses a Uniform Franchise Offering Circular where permitted. As of December 31, 2006, the Company had twelve franchised restaurants that were in operation, but from December 31, 2006, to March 2, 2007, two franchised restaurants have closed. The current standard terms to franchise a restaurant are an initial fee of thirty-five thousand dollars and a royalty of four percent of sales, and require that three percent of sales be used for advertising, of which one percent is to be paid to the Company for collective advertising. For these payments, the Company is obligated to do the following: screen and train potential franchisees, review and approve sites, and provide an operations manual and assistance. The Company is not currently collecting the one percent advertising fees since collective advertising is not practical with the current franchisees because they are not located in near proximity to each other.

EMPLOYEES.

At December 31, 2006, the Company employed one person full time, who is the receptionist/administrative assistant/bookkeeper for the Company; she is also the Secretary of the Company. She had been granted 5,000 monthly stock options beginning June 2005. Her options were identical to those granted to the president and to the non-officer directors. Her grant of options ceased December 31, 2005, and instead starting January 2006, in addition to her normal compensation, she has been receiving 15,000 shares of the Company's stock each six months. She was paid $51,450 in 2006. The President was paid $42,200 in 2006; each month he also was granted options to purchase 18,000 shares of the Company's stock for $.005 above the market price on the last day of the preceding month; all options were granted with an exercise price at or in excess of the fair market value at the grant date. The grant of stock options ceased December 31, 2005. Beginning January 2006, the President has been receiving 54,000 shares of the Company's stock each six months instead of stock options. These grants were suspended as of April 1, 2007.

The Company is not a party to any collective bargaining agreements.

REPORTS TO SECURITY HOLDERS

The Company files reports with the United States Securities and Exchange Commission. It files the following periodic reports: (1) Form 10-KSB; (2) Annual Report to Shareholders; (3) Definitive Proxy material; and (4) Forms 10-QSB. It files Forms 3, 4, 5, and 8-K on an as-needed basis.

ITEM 2. DESCRIPTION OF PROPERTIES

At December 31, 2006, the Company was the primary lessee for its headquarters in Dallas, Texas. The headquarters lease is month-to-month. The Company shares office space with its largest shareholder, who is a part owner of the lessor and is the President of the Company. The office space is sufficient to meet the Company's current needs, and it expects that its needs will be satisfied with this space for the foreseeable future.

All of the Company's restaurant equipment is owned free and clear by the Company; currently there is only a de minimus amount of such restaurant equipment that is not installed at its Oshkosh property leased to one of its franchisees. To the extent the Oshkosh equipment is part of the real property, it has a security interest against it held by the mortgagor of that property. The Oshkosh equipment is being leased to the franchisee as part of the lease for the premises. The Company's other restaurant equipment is now stored in a warehouse and is for sale. Currently, the Company has no real property and has no real estate related investments except for the real estate it rents to the Oshkosh, Wisconsin, franchise. It does not plan to purchase any other real estate in the foreseeable future.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION.

In early 2001, the Company's Common Stock, no par value, began trading over-the-counter on the NASD OTC Bulletin Board under the National Association of Security Dealers ("NASD") symbol "HGII" and now trades under the symbol "HGIIA.OB." As of March 1, 2007, there were approximately 300 registered holders of record of the Company's Common Stock (this excludes shareholders whose stock is held by a nominee or in "street name," because a nominee or street name holder is counted as one registered shareholder even if a nominee is holding stock for many shareholders). The Company believes that it has about 700 shareholders when including those whose shares are held in street name. The following table sets forth the reported high and low prices of the Common Stock for the periods indicated as regularly quoted by the NASD OTC Bulletin Board, based on the infrequent transactions in the Company's stock reported on quotemedia.com. The table does not reflect offer prices, and the prices that are shown, are in U.S. Dollars. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

FISCAL YEAR ENDED DECEMBER 31, 2005	High	Low
First Quarter ended March 31, 2005	.07	.03
Second Quarter ended June 30, 2005	.10	.05
Third Quarter ended September 30, 2005	.11	.05
Fourth Quarter ended December 31, 2005	.08	.05

FISCAL YEAR ENDED DECEMBER 31, 2006	High	Low
First Quarter ended March 31, 2006	.08	.045
Second Quarter ended June 30, 2006	.18	.05
Third Quarter ended September 30, 2006	.25	.095
Fourth Quarter ended December 31, 2006	.25	.10

As of March 1, 2007, the closing price of the Common Stock was $.11. Historical information about the price of the Company's common stock can be obtained from the Internet by visiting the following site operated by QuoteMedia: http://www.quotemedia.com and using the stock symbol HGIIA, which represents Hudson's Grill International, Inc.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

IN GENERAL.

For the year ended December 31, 2006, the Company had a loss before income taxes of ($89,076). This compares to income before income taxes of $95,468 for the year ended December 31, 2005. Thus, income before income taxes decreased by $184,544. This was mostly due to an increase in operating costs of $79,815 and a decrease in other income(expense) of $118,095. Total revenues remained about the same in 2006 as in 2005, increasing only $13,366.

Net loss for the year ended December 31, 2006, was ($58,455), which compares to net income of $248,602 for the year ended December 31, 2005. Net income, therefore, decreased by $307,057, which was the result of the decrease of $184,544 in income before income taxes and a decrease in the recognition of income tax benefits of $122,513.

REVENUES.

The franchise fees from franchisees open for more than a year in 2006 dropped significantly when compared to their performance in 2005, reflecting decreased demand for matured operations, adverse weather, the closure of three franchises, and the slowdown and ultimate closure in 2007 of two franchises. Same store franchise fees, not including initial franchise fees, decreased $59,708. This was mostly due to the closed franchise at Simi Valley, California (a $17,134 decrease) and slowdowns at De Pere, Wisconsin (decrease of $20,519) and Dubuque, Iowa (decrease of $7,371). These decreases were offset by new franchise fee income streams from three new franchises that resulted in $65,987 in new franchise fees and initial franchise fees of $40,000. Rent income of $50,000 is new in 2006. It reflects the rent received from the lease of the Company's real estate purchased for the Oshkosh franchise.

COSTS AND EXPENSES.

Operating costs in 2006 were $446,448; this is an increase of $79,815 from 2005, when operating costs were $366,633. Other income(expenses) decreased $118,095 in 2006.

The increase in operating costs was mostly the result of a $60,940 increase in general and administrative expenses. General and administrative expenses increased because of an increase of $37,410 in executive stock compensation (a non-cash expense that reflects the value of stock issued to officers and directors); an increase of $13,512 incurred by the Company's subsidiary to repair and maintain the real property leased to the Company's Oshkosh franchise; an increase in legal and accounting expenses of $15,980 incurred by the Company and its subsidiary, which was due to increased work from Sarbanes-Oxley requirements and the additional work involved with setting up the subsidiary and incorporating it into the Company's accounting system; and an increase of $13,500 in salaries.

The decrease of other income(expense) was due to writing off notes receivables and from interest expense on the mortgage used to purchase the real estate for the Oshkosh franchise. The write off of notes receivable was associated with the closing of Hornblowers, a restaurant sold by the Company's former parent whose note had been assigned to the Company, and the closing of the Company's franchise in Appleton, Wisconsin, to whom the Company had advanced money in exchange for higher royalty fees. The bad debt from these write-offs was $48,777. Interest expense increased $62,792, reflecting the mortgage interest paid on the Oshkosh real estate purchased in 2006.

LIQUIDITY AND CAPITAL RESOURCES.

At December 31, 2006, the Company had negative working capital of ($57,470) as compared to December 31, 2005, when the Company had working capital of $154,225. This is largely the result of a $125,803 decrease in cash and an increase of accounts payable of $67,220 that were used as a down payment on the purchase of the Oshkosh real estate and to finish out the real estate so that it could be operated by the Oshkosh franchise.

Changes in its liquidity and capital will depend mostly on continuing royalty fees received from franchisees using the Company's trademark and restaurant concept. This in turn will be reflective of the general economies in the areas where Hudson's Grill restaurants are located. At the present time, these areas are mostly stagnating, and they are prone to affects from adverse weather. As long as this continues, the year to year sales at the Company's franchisees will likely be stagnating, too. The Company, however, expects revenues (and cash flow) to increase in the future if and when it attracts new franchises.

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

The Company does sustain some seasonal volatility in royalty revenues because its franchisees are geographically and climactically near each other, and weather and leisure time affect those franchises. Nonetheless, it does not have any material commitments for capital expenditures and doesn't plan any in the foreseeable future. Nevertheless, compliance with section 404 of the Sarbanes-Oxley Act will place an extra burden on the Company's financial resources that may become significant, especially in the first half of the year when audit work and legal work are intense and in the future could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

APPLICATION OF SIGNIFICANT ACCOUNTING POLICIES.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of management's judgment in making estimates and assumptions that affect amounts reported in the financial statements and the accompanying notes. Summarized below are the accounting policies management believes are most critical to the preparation of the Company's consolidated financial statements.

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

Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under this accounting method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. Except for this last year, the Company has experienced consistent net income over the last several years, and recently it has also experienced a stable level of royalty fees. In the past, the Company believed that it was not probable that it would utilize its deferred tax assets. Based on forecasts that also show consistent net income in the near future, the Company believes that it will be able to utilize all of its deferred tax assets. The Company has recognized its deferred tax assets on its balance sheet at December 31, 2005 and 2006, and consequently it has recognized the corresponding income tax benefit on its 2005 and 2006 Statements of Income.

The Company is subject to various claims and contingencies arising out of the normal course of business. Liabilities related to commitments and contingencies are recognized when a loss is probable and reasonably estimable.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

In September 2006, the SEC published Staff Accounting Bulletin Topic 1N, Financial Statements - Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 addresses how a company should quantify the effect of an error on the financial statements. The SEC staff concludes in SAB 108 that a dual approach should be used to compute the amount of a misstatement. Specifically, the amount should be computed using both the "rollover" (current year income statement perspective) and "iron curtain" (year-end balance sheet perspective) methods. SAB 108 does not address how to evaluate materiality, that is, how to assess the quantitative and qualitative effects of a misstatement on the financial statements. The SEC staff's views on evaluating the materiality of an error are covered in SAB Topic 1M, Financial Statements - Materiality ("SAB 99"). Companies that will need to change their method for computing the amount of an error must adopt the dual approach for fiscal years ending after November 15, 2006, which is effective with our year ended December 31, 2006. A change in the method of quantifying errors represents a change in accounting policy. Under FAS 154, changes in accounting policy generally are accounted for using retrospective application; however, SAB 108 permits public companies to report the cumulative effect of the new policy as an adjustment to opening retained earnings. The adoption of SAB 108 did not impact our consolidated financial position, results of operations or cash flows for the year ended December 31, 2006.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company believes that the adoption of FIN 48 will not have an affect on the Company's consolidated financial position, results of operations or cash flows.

In March 2006, the Emerging Issues Task Force ("EITF") reached a tentative consensus on Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) ("EITF 06-3"). EITF 06-3 addresses income statement classification and disclosure requirements of externally-imposed taxes on revenue-producing transactions. EITF 06-3 is effective for periods beginning after December 15, 2006. We do not expect the implementation of EITF 06-3 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined and may require companies to provide additional disclosures based on that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company believes that the adoption of SFAS 157 will not have an affect on the Company's financial position and results of operations.

ITEM 7. FINANCIAL STATEMENTS

Attached following Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES.

The Company's management, including the Company's principal executive officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the year ended December 31, 2006, the period covered by the Annual Report on Form 10-KSB. Based upon that evaluation, the Company's principal executive officer has concluded that the disclosure controls and procedures were effective as of December 31, 2006, to provide reasonable assurance that material information relating to the Company is made known to management including the CEO.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter of 2006 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Incorporated by reference from the Proxy Statement.

ITEM 10. EXECUTIVE COMPENSATION

Incorporated by reference from the Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Date: April 4, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.
Signature	Title	Date
DAVID L. OSBORN	President	April 4, 2007
ROBERT W. FISCHER	Director	April 4, 2007
ANTHONY B. DUNCAN	Director	April 4, 2007

HUDSON'S GRILL INTERNATIONAL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at December 31, 2006 and 2005 F-2

Consolidated Statements of Operations for the Years Ended December 31, 2006 and 2005 F-3

Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended

December 31, 2006 and 2005 F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005 F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Hudson's Grill International, Inc.

We have audited the accompanying consolidated balance sheets of Hudson's Grill International, Inc., and its subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hudson's Grill International, Inc., and subsidiary at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Whitley Penn LLP

April 4, 2007

Dallas, Texas

		HUDSON'S GRILL INTERNATIONAL, INC.

		CONSOLIDATED BALANCE SHEETS

		ASSETS
			December 31,

			2006	2005
Current assets:
	Cash and cash equivalents		$-	$125,803
	Accounts receivable, net		39,300	26,966
	Other current assets		4,352	6,587
		Total current assets	43,652	159,356

Property and equipment, at cost:
	Office furniture and equipment		25,637	25,637
	Restaurant furniture and equipment		132,027	-
	Land		457,200	-
	Building		657,800	-
	Accumulated depreciation		(40,461)	(20,016)
		Property and equipment, net	1,232,203	5,621

Other assets:
	Deferred tax assets		183,754	153,134
	Loan origination costs, net		23,825	-

Long-term note receivable, net			-	26,080

		TOTAL ASSETS	$1,483,434	$344,191

		LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
	Accounts payable and accrued expenses		$46,523	$5,131
	Accounts payable to related parties		25,828	-
	Current portion note payable		19,569	-
	Current portion note payable, related party		9,202	-
		Total current liabilities	101,122	5,131

Deferred revenue			-	14,441

Long-term note payable			1,054,765	-
Long-term note payable, related party			36,873	-

Commitments and contingencies (Note 6)			-	-

Stockholders' equity:
	Common stock, Class A, no par value, 100,000,000 shares
		authorized, 7,514,986 and 7,256,986 shares issued and outstanding
		at December 31, 2006 and 2005, respectively	167,055	142,545
	Common stock, Class B, no par value, 15,000,000 shares
		authorized, no shares issued and outstanding	-	-
	Retained earnings		123,619	182,074
		Total stockholders' equity	290,674	324,619

		TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,483,434	$344,191

			HUDSON'S GRILL INTERNATIONAL, INC.

			CONSOLIDATED STATEMENTS OF OPERATIONS

				Year Ended December 31,

				2006	2005

Revenues
	Franchise and royalty fees			$378,309	$359,943
	Initial franchise fees			40,000	95,000
	Rent income			50,000	-
		Total revenues		468,309	454,943

Operating costs:
	General and administrative			425,391	364,451
	Depreciation and amortization			21,057	2,182
		Total operating costs		446,448	366,633

		Income from operations		21,861	88,310

Other income(expense):
	Settlement income			-	240
	Note income			-	3,459
	Interest income			857	3,684
	Write-off note and bad debts			(48,777)	-
	Interest expense			(63,017)	(225)
		Total other income (expense)		(110,937)	7,158

		Income (loss) before income taxes		(89,076)	95,468

	Income tax benefit			30,621	153,134

Net income (loss)				$(58,455)	$248,602

Net income per share-
	basic and diluted			$(0.01)	$0.03

Weighted average
	outstanding shares-
	basic			7,449,068	7,256,986

	diluted			7,449,068	8,482,894

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS' EQUITY

Years Ended December 31, 2006 and 2005
	Common Stock		Retained Earnings
	Shares	Amount	(Deficit)	Total

BALANCE, December 31, 2004	7,256,986	$ 142,545	$ (66,528)	$ 76,017

Net income	-	-	248,602	248,602

BALANCE, December 31, 2005	7,256,986	$ 142,545	$ 182,074	$ 324,619

Stock issuance to Company executives	258,000	24,510		24,510
Net loss	-	-	(58,455)	(58,455)

BALANCE, December 31, 2006	7,514,986	$ 167,055	$ 123,619	$ 290,674

			HUDSON'S GRILL INTERNATIONAL, INC.

			CONSOLIDATED STATEMENTS OF CASH FLOWS

						Year Ended December 31,

						2006	2005

Cash Flows From Operating Activities:
	Net income (loss)					$ (58,455)	$ 248,602
	Adjustments to reconcile net income (loss) to net cash
		provided by (used in) operating activities:
			Amortization of loan origination costs			612	-
			Depreciation			20,445	2,182
			Amortization of deferred revenue			(14,441)	(5,816)
			Stock based compensation			37,410	-
			Write-off long term note receivable			26,081	-
			Deferred tax assets			(30,621)	(153,134)
			Changes in operating assets and liabilities:
				Accounts receivable		(12,334)	(2,291)
				Other current assets		2,235	2,015
				Other assets		(24,437)	-
				Accounts payable and accrued expenses		28,492	(3,788)
				Accounts payable to related parties		25,828	(12,985)
				Deferred franchise fees		-	(70,000)
					Net cash provided by
					operating activities	815	4,785

Cash Flows From Investing Activities:

	Repayment of notes receivable					-	5,083
	Purchase of property and equipment					(1,247,027)	(2,433)
					Net cash provided by
					(used in) investing activities	(1,247,027)	2,650

Cash Flows From Financing Activities:

	Proceeds from issuance of notes payable					1,125,000	-
	Repayment of line of credit and notes payable					(4,591)	(11,000)
					Net cash provided by
					(used in) financing activities	1,120,409	(11,000)

Net Decrease In Cash						(125,803)	(3,565)

Cash, beginning of year						125,803	129,368

Cash, end of year						$ 0	$ 125,803

Supplemental Disclosures:
	Income taxes paid					$ 0	$ 0
	Interest paid					$ 63,017	$ 225

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HUDSON'S GRILL INTERNATIONAL, INC.

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

The Company owns the franchise rights to the Hudson's Grill restaurant concept. As of December 31, 2006, the Company provides management and support services to twelve franchised restaurants currently located in Texas, California, Michigan, Wisconsin and Iowa.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Hudson's Grill International, Inc., and its subsidiary. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates made by the Company's management include the allowance for doubtful accounts and the recording of deferred tax assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2006 and 2005, the Company had no such investments. The Company maintains deposits primarily in one financial institution, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2006 and 2005, the uninsured portion of these deposits approximated $0 and $26,000, respectively. The Company has not incurred any losses related to its cash on deposit with financial institutions.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally five to seven years, but 39 years for buildings). Depreciation expense was $20,445 and $2,182 for the years ended December 31, 2006 and 2005, respectively. Maintenance and repairs are expensed as incurred.

Long-Term Note Receivable

Long-term note receivable represents a promissory note received from the Company's former Parent in connection with the capitalization of the Company (See Note 4). A deferred gain was carried over to the Company at the time it received the promissory note, which the former Parent had received when it sold Hornblowers, a restaurant that was not modeled after the Hudson's Grill concept. The note receivable is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the note receivable may not be recoverable. Recoverability of notes receivable is determined based upon the Company's assessment as to whether the maker of the note has the ability to make the required payments. If notes receivable are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value exceeds management's estimated amount to be collected. No impairment charge was recorded in 2005; however, the note was considered totally impaired in 2006 when the owner of the Hornblowers restaurant was evicted and the restaurant was closed. The note was carried net of the deferred gain associated with it. The note was carried on the Company's books at $0 and $76,200 in 2006 and 2005, respectively. The deferred gain of $50,120 was netted against the carrying value in 2005. Due to the closure of the restaurant in 2006, the note's net value of $26,081 was written off in 2006 as other expense.

Revenue Recognition

Initial franchise fees are recognized as revenue when all material services or conditions relating to the sale have been substantially performed or satisfied and collection is certain. Continuing franchise fees are recognized as revenue as the fees are earned and become receivable from the franchisee. Rent income is recognized as revenue according to Note 9.

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

Stock-Based Compensation

Until December 31, 2005, the Company president's compensation included the granting of stock options. In 2005 the president was granted 18,000 stock options per month. The Company also granted 10,000 stock options per month in 2005 to each of the two non-officer directors of the Company, as compensation for services as directors. Additionally, beginning September 2005, it granted 5,000 stock options per month to the Company's secretary. All options were fully vested when granted and expire in seven years. The Company ceased its stock option plan on December 31, 2005. Beginning January 1, 2006, the Company adopted a stock plan in which stock will be issued on January 2nd and July 1st of each year to its officers and directors. Each semi-annual grant will consist of the following amount of shares of common stock being issued: (1) 54,000 to the president; (2) 15,000 to the secretary; and (3) 30,000 to each of the non-officer directors. The first grant occurred January 17, 2006, and a second grant occurred on July 12, 2006, resulting in $37,410 of additional general and administrative expenses in 2006. Effective April 1, 2007, the Company has suspended future grants.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, as of January 1, 2006, using the modified prospective application method. This statement requires the recognition of compensation expense when an entity obtains employee services in exchange for stock-based payment transactions.

Prior to January 1, 2006, the Company accounted for stock options granted to directors and employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB No. 25") and related interpretations. APB No. 25 required compensation expense be recognized for grants of stock options when the quoted market price of the Company's common stock on the date the options were granted exceeds an option's exercise price. The Company did not grant any stock options with an exercise price that was less than the fair market value of the stock at the date of grant during the period ended December 31, 2005. Accordingly, no compensation cost was recognized in that period in 2005 for its employee stock options in the accompanying consolidated financial statements. The Company had adopted the disclosure provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123, which required the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company's stock options had been determined under the fair value method prescribed by SFAS No. 123.

Had compensation cost for the Company's stock options been determined consistent with the SFAS 123 fair value approach, the Company's net income and net income per common share for the year ended December 31, 2005, on a pro forma basis, would have been as follows:

2005

Net income: as reported	$ 248,602
Add: Stock-based compensation expense included in reported net income	-
Deduct: Stock-based compensation determined under the
fair value method	$ (29,598)
Net income - pro forma	$ 219,004

Net income per share:
as reported - basic and diluted	$ 0.03
Pro forma - basic and diluted	$ 0.03

The fair values of stock options granted during fiscal year 2005 were determined using the Black-Scholes option pricing model, and using the following weighted average assumptions:

2005

Volatility	152%
Interest rate	4.29%
Dividend yield	-%
Expected life	7 years

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2006	2005
Numerator:
Net income(loss)	$ (58,455)	$ 248,602

Denominator:
Weighted average common shares outstanding	7,449,068	7,256,986
Effect of dilutive stock options	----	1,225,908

Dilutive weighted average common shares	7,449,068	8,482,894

Basic earnings(loss) per share	$ (0.01)	$ 0.03
Diluted earnings(loss) per share	$ (0.01)	$ 0.03

At December 31, 2006 and 2005, the Company had 4,645,000 and 2,697,000 stock options that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive. Such stock options were excluded in 2005 because the exercise price of the stock options was greater than the average market price of the Company's common stock in the applicable period. Options were not included in the dilutive earnings per share calculation for 2006 because the Company had a net loss in 2006.

Concentrations of Credit Risk

The Company's former parent sold a restaurant and took a promissory note as consideration (see Note 4). The note was transferred to the Company in 1997. The gain from the sale had been deferred by the parent and was carried over with the note when the note was transferred. The deferred gain was recognized on an installment basis as the cash was received. At December 31, 2005, the balance outstanding under the note receivable and the related deferred gain were $76,200 and $50,120, respectively, and the note receivable is shown on the balance sheet, net of the deferred gain. This note went into default in 2006, and when the maker was closed, the net balance of $26,081 was written off.

In the normal course of business, the Company extends unsecured credit to franchisees, which are reflected on the Company's consolidated balance sheets as accounts receivable. The Company's accounts receivable are subject to potential credit risk. The maximum exposure assuming non-performance by the debtors is the amount shown on the balance sheet at the date of non-performance. The Company believes that an adequate allowance for uncollectible accounts has been established. The allowance for uncollectible accounts is continually monitored, and adjustments are made as necessary. For the years ended December 31, 2006 and 2005, the Company had bad debt expenses of $18,137 and $1,783 respectively.

Recent Accounting Pronouncements

In September 2006, the SEC published Staff Accounting Bulletin Topic 1N, Financial Statements - Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 addresses how a company should quantify the effect of an error on the financial statements. The SEC staff concludes in SAB 108 that a dual approach should be used to compute the amount of a misstatement. Specifically, the amount should be computed using both the "rollover" (current year income statement perspective) and "iron curtain" (year-end balance sheet perspective) methods. SAB 108 does not address how to evaluate materiality, that is, how to assess the quantitative and qualitative effects of a misstatement on the financial statements. The SEC staff's views on evaluating the materiality of an error are covered in SAB Topic 1M, Financial Statements - Materiality ("SAB 99"). Companies that will need to change their method for computing the amount of an error must adopt the dual approach for fiscal years ending after November 15, 2006, which is effective with our year ended December 31, 2006. A change in the method of quantifying errors represents a change in accounting policy. Under FAS 154, changes in accounting policy generally are accounted for using retrospective application; however, SAB 108 permits public companies to report the cumulative effect of the new policy as an adjustment to opening retained earnings. The adoption of SAB 108 did not impact our consolidated financial position, results of operations or cash flows for the year ended December 31, 2006.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company believes that the adoption of FIN 48 will not have an affect on the Company's consolidated financial position, results of operations or cash flows.

In March 2006, the Emerging Issues Task Force ("EITF") reached a tentative consensus on Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) ("EITF 06-3"). EITF 06-3 addresses income statement classification and disclosure requirements of externally-imposed taxes on revenue-producing transactions. EITF 06-3 is effective for periods beginning after December 15, 2006. We do not expect the implementation of EITF 06-3 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined and may require companies to provide additional disclosures based on that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company believes that the adoption of SFAS 157 will not have an affect on the Company's financial position and results of operations.

3. Franchise Activities

Under the terms of the Company's standard franchise agreement, franchisees are obligated to pay the Company an initial franchise fee and a weekly continuing franchise fee ("royalty") of generally 4% of gross restaurant revenues. Each franchisee must spend 3% of gross sales on approved advertising, including a weekly 1% marketing fee contributed to the Company's marketing fund. The Company is obligated to provide initial training, continuing management assistance, administration of advertising and sales promotion programs and establishment and monitoring of a marketing fund. During the years ended December 31, 2006 and 2005, the Company received no contribution toward the marketing fund nor has the marketing fund been maintained.

One franchisee agreed to pay an additional fee in return for a reduced royalty fee. The Company deferred its recognition of the additional fee amount, and was amortizing it into income through 2014. That franchisee closed on November 29, 2006. The unamortized additional fees were written off at that time. Unamortized additional fees at December 31, 2006 and 2005, of $0 and $14,441, respectively, were included in deferred revenue.

During the year ended December 31, 2004, the Company added two new franchisees, one in Wisconsin and one in Iowa. Each franchisee paid an initial franchise fee in 2004 of $35,000 in connection with its restaurant, one of which opened in February 2005, and the other of which opened in May 2005. These two fees were recognized in 2005. A third franchisee signed a franchise agreement in 2005 and opened for business in 2005, and its initial fees were recognized in 2005. Two franchises opened in 2006; one was a second unit for an existing franchisee, and the other was a third franchise. Thus, the franchisees paid reduced rates according to the Company's agreements with them. The total initial fees paid in 2006 were $40,000. Franchising revenues consisted of the following for the years ended December 31:

	2006	2005

Initial franchise fees	$ 40,000	$ 95,000
Amortization of deferred franchise fees	14,441	2,357
Royalty fees	363,868	357,586
Total franchise revenue	$ 418,309	$ 454,943

4. Debt

Loans payable consisted of the following at December 31:
	2006	2005
Long term loan payable to a financial institution; interest at prime plus 1.5%, secured by real property; see Note 9 for details about the loan	$ 1,074,334	$ -
Long term loan payable to a related party; interest at prime plus 1%, secured by personal property; see Notes 8 and 9 for details about the loan	$ 46,075	$ -

Principal payments on these two loans are scheduled as follows.
Long term loan payable, secured by real property
Year	Amount
2007	$ 19,569
2008	$ 21,241
2009	$ 23,677
2010	$ 26,062
2011	$ 28,686
Remainder of term, estimated based on current interest rates	$ 955,099
Total	$ 1,074,334

Long term loan payable to related party, secured by personal property
Year	Amount
2007	$ 9,202
2008	$ 36,873
Total	$ 46,075

5. Commitments and Contingencies

The Company leases office space under a month-to-month lease. Rent and utility expense totaled $19,857 and $17,600 for the years ended December 31, 2006 and 2005, respectively. The Company's aggregate lease commitment is one month's rent and utilities, which averages $1,500 (See Note 9). The Company also has a long-term agreement with a consultant that obligates the Company to pay the consultant $1,200 per month until October 2008. A copier lease commits the Company to make payments of $141 until August 2007.

6. Income Taxes

There was no provision for income taxes in the years ended December 31, 2006 and 2005, due to the carryforward of net losses ("NOL") incurred in prior years. The Company had no material deferred tax liabilities at December 31, 2006.

Deferred taxes consisted of the following at December 31:

	2006	2005
Deferred tax assets:
Prior Year Deferred revenue	$ -	$ 22,000
Net operating loss	184,000	131,000
Total deferred tax assets	184,000	153,000
Deferred tax liability	-	-
Valuation allowance	-	-
Net deferred taxes	$ 184,000	$ 153,000

The net change in the valuation allowance for deferred tax assets was no increase or decrease in 2006 and a decrease of $139,000 in 2005. Except for 2006, the Company has experienced consistent net income over the last several years, and recently it has also experienced consistent growth in royalty fees. In the past, the Company believed that it might not be able to utilize its deferred tax assets. Based on forecasts that also show consistent net income in the near future, the Company now believes that it will be able to utilize all of its deferred tax assets. Thus, it determined in 2005 that a valuation allowance against its deferred tax assets was no longer needed. It now recognizes its deferred tax assets on its balance sheet, and consequently it has recognized the corresponding income tax benefit on its 2006 Statement of Operations.

Income taxes payable for the year ended December 31, 2006 and 2005, were reduced by approximately $0 and $4,000, respectively, through the utilization of NOL carryforwards in those years. At December 31, 2006, NOL carryforwards of approximately $540,000 were available to offset future taxable income and expire through 2025.

The Company's effective income tax rate varied from the federal statutory rate for the years ended December 31, as follows:

	2006	2005

Federal income tax at statutory rate	34%	34%
Reversal of valuation allowance	-	(194%)
Total effective income tax rate	34%	(160%)

7. Stock Options

The Company president's compensation is established at the sole discretion of the board of directors and included the granting of stock options. The Company also granted stock options to each of its two directors as compensation for their services as directors and also began granting stock options in June 2005 to the Company's secretary. During the year ended December 31, 2005, stock options were granted monthly and a total of 216,000, 240,000 and 35,000 stock options were granted to the president, directors and secretary, respectively. Effective January 1, 2006, the Company discontinued the grant of stock options.

All options granted during 2005 vested immediately, were issued with an exercise price of $0.005 above the last bid price of the Company's common stock on the date of grant, and expire seven years from the date of grant.

The following is a summary of stock option activity:

	Options	Weighted Average Exercise Price

Outstanding at December 31, 2004	4,274,000	$ 0.07
Granted	491,000	0.07
Cancelled	-	0.00
Outstanding at December 31, 2005	4,765,000	$ 0.07
Granted	-	0.00
Cancelled	120,000	0.10
Outstanding at December 31, 2006	4,645,000	$ 0.07

The weighted average fair value of stock options granted during 2005 was $0.06 on the date of grant using the Black-Scholes option pricing model.

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Weighted Average Remaining Contractual Life	Number Outstanding	Range of Exercise Prices	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price

1 year	2,210,000	$0.10	$0.10	2,210,000	$0.10
3 years	1,488,000	$0.01-0.035	$0.02	1,488,000	$0.02
4.5 years	456,000	$0.025-0.095	$0.05	456,000	$0.05
5.5 years	491,000	$0.045-0.085	$0.07	491,000	$0.07
	4,645,000		$0.07	4,645,000	$0.07

The intrinsic value of exercisable and outstanding options at December 21, 2006, was $161,070.

8. Related Party Transactions

A law firm associated with a director of the Company provides legal services to the Company. During the years ended December 31, 2006 and 2005, the cost of these services to the Company were $61,005 and $39,500, respectively. Related amounts included in accounts payable to related parties at December 31, 2006 and 2005, were approximately $26,000 and $0, respectively.

In 2006, the Company borrowed money from a director to assist in the purchase of real property. The initial loan was for $50,000, and bears interest at a rate of prime plus 1%. The long term balance of the note at December 31, 2006 is $36,873, and the current portion is $9,202. The note matures on May 23, 2008, with a balloon payment of the remaining balance.

The Company leases its corporate office space from a firm in which the president of the Company is a partner. Rental and utility costs for the office space was approximately $19,900 and $17,600 for the years ended December 31, 2006 and 2005, respectively.

One of the directors of the Company is also a franchisee of one restaurant. As part of an agreement with the Company, made prior to the formation of the Company and prior to the director joining the board of directors of the Company, the restaurant pays no monthly royalty fee. Correspondingly, the Company has no obligation to provide any services to this restaurant. Other than being released from paying royalty fees, the restaurant must comply with the Company's standard franchise agreement.

The Company also paid certain expenses on behalf of HGAI, its former parent. These expenses in 2005 included tax preparation costs of $1,900; California franchise taxes of $800; and estimated legal expenses of $2,412.

9. Building and Land

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

The lease is for twenty years and is a triple net lease; the rent escalates over time and also provides for percentage rent. The monthly rent in 2006 is $10,000. The rent increases 6% every three years. The Company recognized rental income according to the terms of the lease, and not on a straight line basis in order to reflect the actual rents it receives; this is due to the inherent risks in the franchising industry and uncertainty regarding the lives of franchises. Rent income is scheduled as follows.

Oshkosh, Wisconsin Lease
Year	Amount
2007	$ 120,000
2008	$ 120,000
2009	$ 123,000
2010	$ 127,200
2011	$ 127,200
Remainder of term	$ 2,184,159
Total	$ 2,801,559

10. Concentration of Revenue Risk

The Wausau, Marshfield and Plover, Wisconsin, franchisees are affiliated; these three franchisees together account for 31% and 23% of franchise fees and 30% and 36% of accounts receivable for 2006 and 2005, respectively.

11. Subsequent Events

In February 2007 the Company was no longer able to contact its franchisee in Santa Maria , California, and now presumes that the franchise is closed. The Company's franchisee in El Paso closed one of its restaurants, but this will not impact the Company's revenues since the Texas franchisee does not pay royalty fees to the Company.

*************