Form 10QSB
period 2007-03-31
HUDSONS GRILL INTERNATIONAL INC
filed 2007-06-01
CIK 1104254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

7,643,986 shares of Class A Common Stock outstanding as of May 8, 2007.

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

Consolidated Balances as of March 31, 2007, Compared to December 31, 2006

The Company's cash balance at March 31, 2007 ("Q1") was $11,615, which is $11,615 more than it was at December 31, 2006 ("FYE"), when it was $0. Accounts receivable decreased $7,787 because the Company has fewer franchises. The Company feels, nevertheless, that all of these will be collected, and thus, no allowance for reserves is currently necessary. Other current assets increased $792; thus, current assets increased $4,620.

Net property and equipment decreased slightly from FYE because of depreciation on real property owned by the Company's subsidiary, HGI-Oshkosh LLC ("HGIO"). Consequently, net property and equipment decreased by $10,309, which is the amount accumulated depreciation increased in Q1. Other assets remained consistent, and as a result, total assets at Q1 decreased by $6,301 to $1,477,133 from $1,483,434 at FYE.

Current liabilities decreased by $11,624 to $89,498 at Q1 from $101,122 at FYE. This reflects decreases in accounts payable ($5,596) and the current portion of the note payable to related party ($4,940), which is due to that note going into interest only payments for the next year. As a result of higher current assets and decreased current liabilities, the Company's working capital increased from negative working capital of ($57,470) at FYE to negative working capital of ($41,226) at Q1. Long-term notes payable decreased in Q1 by $2,219, which represents principal payments made on the mortgage and loan taken out by the Company's subsidiary to purchase and prepare the Oshkosh location. Long term note payable to related parties increased by $4,940, which reflects the change to interest only payments of the note over the next year.

The Three Months Ended March 31, 2007, Compared to March 31, 2006

Significant changes in the results of operations for the three months ended March 31, 2007 ("Q1") compared to the first quarter of 2006 ("Q06") include the following: franchise fees decreased from $87,944 in Q06 to $69,274 in Q1. Significant decreases in franchise fees from Santa Maria and Simi Valley, California, and Appleton, Wisconsin (all of which closed since Q06), and from De Pere, Wisconsin, were only partially offset by new royalties from Plover, Wisconsin. A franchise opened in Q06 in Escanaba, Michigan, and paid a franchise fee of $25,000; no new franchises opened in Q1, and thus, initial franchise fees decreased by $25,000 in Q1 compared to Q06. However, rent income increased by $20,000 in Q1, which reflects HGIO's lease with the Company's Oshkosh franchise, which opened in July 2006. As a result, total revenues in Q1 declined from Q06 by $23,670 and were $89,274 in Q1.

Operating costs decreased by $38,426 during Q1 to $77,496 from $115,922 during Q06, despite an increase in depreciation of $9,785 (the depreciation expense of the new building and equipment at Oshkosh). General and administrative costs decreased by $48,211. This was largely the result of a decreases in legal and accounting expenses ($14,519), travel ($7,566), consulting expenses with Jim Stabile ($12,488) and executive stock compensation ($11,610).

As a result, income from operations increased $14,756 during Q1, when compared to Q06. However, other income decreased $22,578 compared to Q06. This was as a result of interest expense of $22,077 incurred in Q1 on the Oshkosh mortgage. Consequently, net loss increased by $7,822 when compared to Q06 to a loss of ($10,299) in Q1.

Loss per basic common share was $.00 per share for Q1 and $.00 for Q06. Loss per share per diluted common share was $.00 per share for Q1 and $.00 for Q06.

Liquidity and Capital Resources

Normally, changes in the Company's liquidity and capital will depend primarily on continuing royalty fees received from franchisees using the Company's trademark and restaurant concept. This in turn will be reflective of the general economies in the areas where Hudson's Grill restaurants are located. The Company does not currently plan to raise any capital or borrow funds to meet liquidity needs, and thus, will rely solely on cash flows from operations. The Company's subsidiary HGIO, however, borrowed money to buy real property in Oshkosh, Wisconsin, that was modified to be a Hudson's Grill and has been leased to a new franchisee. This has affected the Company's liquidity since then, including Q1, since the Company paid and is still paying for major expenses related to the operation of the new restaurant facilities that HGIO is leasing out in Oshkosh.

The Company has scheduled payments with its creditors, including the insider creditors, to fit within its cash flow, and the rent from the new Oshkosh franchise almost completely covers the monthly mortgage payments on the Oshkosh mortgage. So long as the new franchise remains in business and pays its rent, the Company shouldn't have any problems with paying the mortgage.

Three franchisees that closed in 2006 and two that closed in 2007 have decreased the Company's royalty streams; these losses have only partially been offset by the Company's new franchise in Plover, Wisconsin. The Company does not anticipate any royalty stream from its new Oshkosh franchise until mid-2008. The Company's cash balance of $11,615 at March 31, 2007, was $11,615 more than at the year ended December 31, 2006. The increase was the result of reduced costs.

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

(b) Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls during the quarter ended March 31, 2007.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2007.

Item 5. Other Information.

None.

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

(Registrant) HUDSON'S GRILL INTERNATIONAL, INC. By: s/s David L. Osborn David L. Osborn, President Date: May 31, 2007
		HUDSON'S GRILL INTERNATIONAL, INC.

		CONSOLIDATED BALANCE SHEETS

		ASSETS
			Mar. 31, 2007	Dec. 31, 2006
			(Unaudited)	(Audited)
Current assets:
	Cash and cash equivalents		$11,615	$-
	Accounts receivable		31,513	39,300
	Other current assets		5,144	4,352
		Total current assets	48,272	43,652

Property and equipment, at cost:
	Office furniture and equipment		25,637	25,637
	Restaurant furniture and equipment		132,027	132,027
	Land		457,200	457,200
	Building		657,800	657,800
	Accumulated depreciation		(50,770)	(40,461)
		Property and equipment, net	1,221,894	1,232,203

Other assets:
	Deferred tax assets, net		183,754	183,754
	Loan origination costs, net		23,213	23,825

		TOTAL ASSETS	$1,477,133	$1,483,434

		LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
	Accounts payable and accrued expenses		$40,927	$46,523
	Accounts payable to related parties		24,262	25,828
	Current portion note payable		20,047	19,569
	Current portion related party		4,262	9,202
		Total current liabilities	89,498	101,122

Long-term note payable			1,052,546	1,054,765
Long-term note payable, related party			41,813	36,873

Commitments and contingencies			-	-

Stockholders' equity:
	Common stock, Class A, no par value, 100,000,000 shares
		authorized, 7,643,986 and 7,514,986 shares issued and outstanding
		at March 31, 2007 and December 31, 2006, respectively	179,955	167,055
	Common stock, Class B, no par value, 15,000,000 shares
		authorized, no shares issued and outstanding	-	-
	Retained earnings		113,321	123,619
		Total stockholders' equity	293,276	290,674

		TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,477,133	$1,483,434
			HUDSON'S GRILL INTERNATIONAL, INC.

			CONSOLIDATED STATEMENTS OF OPERATIONS

				Three Months Ended March 31,
				2007	2006
				(Unaudited)	(Unaudited)

Revenues
	Franchise fees			$69,274	$87,944
	Initial franchise fees			-	25,000
	Rent Income			20,000	-
		Total revenues		89,274	112,944

Operating costs:
	General and administrative			67,187	115,398
	Depreciation			10,309	524
		Total operating costs		77,496	115,922

		Income (loss) from operations		11,778	(2,978)

Other income(expense):
	Interest income			-	501
	Interest expense			(22,077)	-
		Total other income (expense)		(22,077)	501

Net loss				$(10,299)	$(2,477)

Net income per share-
	basic and diluted			$-	$-

Weighted average
	outstanding shares-
	basic			7,643,986	7,364,486

	diluted			7,643,986	7,364,486
					HUDSON'S GRILL INTERNATIONAL, INC.

					CONSOLIDATED STATEMENTS OF CASH FLOWS

						Three Months Ended March 31,
						2007	2006
						(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
	Net income (loss)					$ (10,299)	$ (2,477)
	Adjustments to reconcile net income (loss) to net cash
		provided by (used in) operating activities:
			Amortization of loan origination costs			612
			Depreciation			10,309	524
			Amortization of deferred revenue			-	(548)
			Stock based compensation			-	11,610
			Changes in operating assets and liabilities:
				Accounts receivable		7,787	(15,124)
				Other current assets		(792)	(790)
				Accounts payable and accrued expenses		7,304	18,229
				Accounts payable to related parties		(1,566)	-
				Deposits		-	(10,000)
					Net cash provided by
					operating activities	13,355	1,424

Cash Flows From Investing Activities:

	Royalty receivable					-	(25,000)
					Net cash used in
					investing activities	-	(25,000)

Cash Flows From Financing Activities:

	Repayment of notes payable					(1,740)	-
					Net cash used in
					financing activities	(1,740)	-

Net Increase (Decrease) In Cash						11,615	(23,576)

Cash, beginning of period						-	125,803

Cash, end of period						$ 11,615	$ 102,227

Supplemental Disclosures:
	Income taxes paid					$ 0	$ 0
	Interest paid					$ 21,465	$ 0

Non-cash Transaction:
	Accrued compensation paid with stock					$ 12,900	$ 0

1. UNAUDITED INFORMATION

The consolidated balance sheet of Hudson's Grill International, Inc. (the "Company") as of March 31, 2007, and the consolidated statements of operations for the three month periods ended March 31, 2007 and 2006, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of March 31, 2007, and the results of operations for the three months ended March 31, 2007 and 2006.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company's financial statements as filed on Form 10-KSB for the year ended December 31, 2006.

As noted in the Company's financial statements as filed on Form 10-KSB, one of the Company's directors owns one franchise that does not pay any franchise fees. This is the result of a previous agreement with the Company prior to the director's involvement with the Company; the Company is not required to perform any services for the franchise owned by the director.

2. ACCOUNTING CHANGES

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007, and the adoption did not have a material impact to the Company's consolidated financial statements or effective tax rate and did not result in any unrecognized tax benefits. Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company's consolidated financial statements. For the three months ended March 31, 2007 and 2006, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The Company is currently subject to a three year statue of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction.

3. STOCK GRANTS

Beginning January 1, 2006, the Company adopted a stock plan in which stock was issued on January 2nd and July 1st of each year to its officers and directors. Each semi-annual grant consisted of the following amount of shares of common stock being issued: (1) 54,000 to the president; (2) 15,000 to the secretary; and (3) 30,000 to each of the non-officer directors. The first grant occurred January 17, 2006, and a second grant occurred on July 12, 2006, resulting in $7,740 and $16,770, respectively, of additional general and administrative expenses. A third grant occurred January 16, 2007. The grants have since been suspended. In the last half of 2006, $12,900 was accrued as General and Administrative expense, and Shareholder Equity was increased by this amount when the stock was actually issued in January 2007.

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

5. BUILDING AND LAND

On June 9, 2006, HGI-Oshkosh LLC ("HGIO"), a Texas limited liability company and wholly owned subsidiary of the Company, purchased a building and land in Oshkosh, Wisconsin, for $1,115,000. It also purchased furniture and equipment for $114,927, which was used to finish out the building as a Hudson's Grill. HGIO borrowed $1,075,000 on a twenty year note from the Upper Peninsula State Bank in Escanaba, Michigan, and $50,000 from the Company, to buy the building, land, furniture and equipment; the Company borrowed the $50,000 that it loaned to HGIO from Border City Ale House, Inc. ("BCAH"), a company owned by Anthony B. Duncan, one of the Company's directors. The Upper Peninsula State Bank note has a variable interest rate of 1.5% over the prime rate as quoted by the Wall Street Journal; the monthly payments are $10,178. The BCAH note has a variable interest rate of 1.0% over the prime rate as quoted by the Wall Street Journal. The Company is currently paying interest only on the BCAH note. The unpaid balance of the BCAH note is due on May 23, 2008. HGIO originally leased the building, land, furniture and equipment to Service Solutions of Oshkosh, Inc., a former franchisee of the Company. It now leases the property to Are We There Yet, LLC, a new franchisee of the Company. The lease is for one year with possible renewals for up to twenty years and is a triple net lease; the rent escalates over time and also provides for percentage rent. The monthly rent in 2007 is $10,000. The Company recognizes rental income according to the terms of the lease, and not on a straight line basis, since the tenant is on a short term lease, and renewals are not guaranteed.

6. SUBSEQUENT EVENTS

Subsequent to the three month period ended March 31, 2007, Are We There Yet, LLC, a Wisconsin limited liability company, took over the operation of the Oshkosh, Wisconsin, franchisee that opened the Oshkosh Hudson's Grill restaurant. Service Solutions of Oshkosh, LLC, the former Oshkosh franchise, was in default of its lease and its franchise agreement with the Company. A smooth transition from the former franchise to the current franchise was accomplished May 1, 2007, and the new franchise is now operating the Oshkosh, Wisconsin, Hudson's Grill restaurant. It also started paying rent on May 1, 2007. The new franchise is affiliated with the franchisee of the Company's Wausau, Marshfield and Plover, Wisconsin, franchises.