Form 10QSB
period 2007-06-30
HUDSONS GRILL INTERNATIONAL INC
filed 2007-08-24
CIK 1104254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

Commission file number 333-94797

HUDSON'S GRILL INTERNATIONAL, INC.

(Name of small business issuer as specified in its charter)

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

7,643,986 shares of Class A Common Stock outstanding as of August 13, 2007.

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

Consolidated Balances as of June 30, 2007, Compared to December 31, 2006

The Company's cash balance at June 30, 2007 ("Q2") was $1,802, which is $1,802 more than it was at December 31, 2006 ("FYE"), when it was $0. Accounts receivable decreased $6,845 because the Company has two fewer franchises compared to FYE. The Company feels, nevertheless, that all of these will be collected, and thus, no allowance for reserves is currently deemed necessary. Other current assets increased $1,532; thus, current assets decreased $3,511.

Net property and equipment decreased slightly from FYE because of depreciation on real property owned by the Company's subsidiary, HGI-Oshkosh LLC ("HGIO"). Consequently, net property and equipment decreased by $20,619, which is the amount accumulated depreciation increased since FYE. Other assets remained consistent, and as a result, total assets at Q1 decreased by $25,354 to $1,458,080 from $1,483,434 at FYE.

Current liabilities increased by $4,930 to $106,052 at Q2 from $101,122 at FYE. This reflects decreases in accounts payable ($13,227) and the current portion of the note payable to related party ($4,940), which reflects a change in the note's payments to payments of interest only. At the same time, accounts payable to related parties has increased $22,093 from $25,828 at FYE. This reflects the Company's current policy to paying its third party vendors instead of paying related parties. As a result of lower current assets and increased current liabilities, the Company's working capital decreased from negative working capital of ($57,470) at FYE to negative working capital of ($65,911) at Q2. Long-term notes payable increased in Q2 by $1,626, which represents two partially missed payments on the mortgage and loan taken out by the Company's subsidiary to purchase and prepare the Oshkosh location. The bank modified the mortgage to add an additional payment at the end of the mortgage. Long term note payable to related parties increased by $4,939, which reflects the change to interest only payments of the note.

The Three Months Ended June 30, 2007, Compared to June 30, 2006

Significant changes in the results of operations for the three months ended June 30, 2007 ("Q2") compared to the second quarter of 2006 ("Q06") include the following: franchise fees decreased from $93,552 in Q06 to $65,699 in Q2. Significant decreases in franchise fees from Santa Maria and Simi Valley, California, and De Pere and Appleton, Wisconsin (all of which closed since Q06), and from Escanaba, Michigan, were only partially offset by new royalties from Plover, Wisconsin. However, rent income increased by $20,600 in Q2, which reflects HGIO's lease with the Company's Oshkosh franchise, which opened in July 2006. As a result, total revenues in Q2 declined from Q06 by $7,253 and were $86,299 in Q2.

Operating costs decreased by $54,035 during Q2 to $91,091 from $145,126 during Q06, despite an increase in depreciation of $9,785 (the depreciation expense of the new building and equipment at Oshkosh). General and administrative costs decreased by $63,820. This was largely the result of decreases in bad debts ($26,081), consulting expenses with its former Midwest representative, Jim Stabile ($14,522), and executive stock compensation ($12,900).

As a result, loss from operations decreased $46,782 during Q2, when compared to Q06. However, other expense increased $9,864 compared to Q06. This was as a result of interest expense of $34,658 incurred in Q2 on the Oshkosh mortgage.

No income tax benefit was recorded in Q2, although $29,173 was recorded in Q06. The Company has elected to cease recording any income tax benefit from losses until it resumes having quarters with profit. Consequently, net loss decreased by $7,745 when compared to Q06 to a net loss of ($39,450) in Q2.

Loss per basic and diluted common share was $.01 per share for Q2 and $.01 for Q06.

The Six Months Ended June 30, 2007, Compared to June 30, 2006

Significant changes in the results of operations for the six months ended June 30, 2007 ("YTD07") compared to the first six months of 2006 ("YTD06") include the following: franchise fees decreased by $45,975 from $180,948 in YTD06 to $134,973 in YTD07. Significant decreases in franchise fees from Santa Maria and Simi Valley, California, and De Pere and Appleton, Wisconsin (all of which closed since YTD06), were only partially offset by new royalties from Plover, Wisconsin. A franchise opened in YTD06 in Escanaba, Michigan, and paid a franchise fee of $25,000; no new franchises opened in YTD07, and thus, initial franchise fees decreased by $25,000 in YTD07 compared to YTD06. However, rent income increased by $40,600 in YTD07, which reflects HGIO's lease with the Company's Oshkosh franchise, which opened in July 2006 and closed in July 2007. As a result, total revenues in YTD07 declined from YTD06 by $30,375 and were $175,573 in YTD07.

Operating costs decreased by $92,461 during YTD07 to $168,587 from $261,048 during YTD06, despite an increase in depreciation of $19,570 (the depreciation expense of the new building and equipment at Oshkosh). General and administrative costs decreased by $112,031. This was largely the result of decreases in legal and accounting expenses ($20,242), bad debt expense ($26,081), travel ($8,558), consulting expenses with the Company's former Midwest representative, Jim Stabile ($27,010), and executive stock compensation ($24,510).

As a result, income from operations increased $62,086 during YTD07, when compared to YTD06, to income of $6,986. However, other expense increased by $32,989 from ($23,745) in YTD06 to ($56,734) in YTD07. This was as a result of an increase in interest expense of $50,493 incurred in YTD07 on the Oshkosh mortgage. No income tax benefit was recorded in YTD07, and $29,173 was recorded in YTD06. The Company has elected to cease recording any income tax benefit from losses until it resumes having quarters with profit. Consequently, net loss increased by $76 when compared to YTD06 to a loss of ($49,748) in YTD07.

Loss per basic common share was $.01 per share for YTD07 and $.01 for YTD06.

Liquidity and Capital Resources

Normally, changes in the Company's liquidity and capital will depend primarily on continuing royalty fees received from franchisees using the Company's trademark and restaurant concept. This in turn will be reflective of the general economies in the areas where Hudson's Grill restaurants are located. The Company does not currently plan to raise any capital or borrow funds to meet liquidity needs, and thus, will rely solely on cash flows from operations. The Company's subsidiary HGIO, however, borrowed money to buy real property in Oshkosh, Wisconsin, that was modified to be a Hudson's Grill and has been leased to a new franchisee. This has affected the Company's liquidity since then, including Q2, since the Company paid and has been paying for major expenses and interest related to the restaurant facilities that HGIO was leasing out in Oshkosh. Currently, the Company's shortfall in cash flow has been covered by increased payables to related parties.

The Company has scheduled payments with its creditors, including the related party creditors, to fit within its cash flow constraints, but as of August 1, 2007, the Company is not paying the mortgage payment on the Oshkosh property because the most recent Oshkosh franchisee closed down its operations there on July 31, 2007, because of poor sales and has ceased making any rent payments. The mortgagee of the Oshkosh property is currently working with the Company and is waiting for the Company to sell the property. The Company has listed the property for sale, but no offers have been received to date. If the Company is not able to find a buyer soon, it will have to begin paying the mortgage or risk losing the property to foreclosure. It may not have sufficient cash flow to make mortgage payments without borrowing from related parties.

Two franchisees that closed in 2006 and three that closed in 2007 have decreased the Company's royalty streams; these losses have only partially been offset by the Company's new franchise in Plover, Wisconsin. The Company's cash balance of $1,802 at June 30, 2007, was $1,802 more than at the year ended December 31, 2006. The increase was the result of reduced costs and increased payables to related parties.

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

(b) Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls during the quarter ended June 30, 2007.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The only matters submitted to a vote of security holders during the quarter ended June 30, 2007, were the election of directors and the approval of the Company's independent registered public accounting firm.

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

(Registrant) HUDSON'S GRILL INTERNATIONAL, INC. By: s/s David L. Osborn David L. Osborn, President Date: August 23, 2007
		HUDSON'S GRILL INTERNATIONAL, INC.

		CONSOLIDATED BALANCE SHEETS

		ASSETS
			Jun. 30, 2007	Dec. 31, 2006
			(Unaudited)	(Audited)
Current assets:
	Cash and cash equivalents		$1,802	$-
	Accounts receivable		32,455	39,300
	Other current assets		5,884	4,352
		Total current assets	40,141	43,652

Property and equipment, at cost:
	Furniture and office equipment		25,637	25,637
	Restaurant furniture and equipment		132,027	132,027
	Land		457,200	457,200
	Building		657,800	657,800
	Accumulated depreciation		(61,080)	(40,461)
		Property and equipment, net	1,211,584	1,232,203

Other assets:
	Deferred tax assets, net		183,754	183,754
	Loan origination costs, net		22,601	23,825

		TOTAL ASSETS	$1,458,080	$1,483,434

		LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
	Accounts payable and accrued expenses		33,296	46,523
	Accounts payable to related parties		47,921	25,828
	Current portion note payable		20,573	19,569
	Current portion related party		4,262	9,202
		Total current liabilities	106,052	101,122

Long-term note payable			1,056,391	1,054,765
Long-term note payable, related party			41,812	36,873

Stockholders' equity:
	Common stock, Class A, no par value, 100,000,000 shares
		authorized, 7,643,986 and 7,514,986 shares issued and outstanding
		at June 30, 2007 and December 31, 2006, respectively	179,955	167,055
	Common stock, Class B, no par value, 15,000,000 shares
		authorized, no shares issued and outstanding	-	-
	Retained earnings		73,870	123,619
		Total stockholders' equity	253,825	290,674

		TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,458,080	$1,483,434
			HUDSON'S GRILL INTERNATIONAL, INC.

			CONSOLIDATED STATEMENTS OF OPERATIONS

				Three Months Ended		Six Months Ended
				June 30,	June 30,	June 30,	June 30,
				2007	2006	2007	2006
				(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
	Franchise fees			$65,699	$93,552	$134,973	$180,948
	Initital franchise fees			-	-	-	25,000
	Rent income			20,600	-	40,600	-
		Total revenues		86,299	93,552	175,573	205,948

Operating costs:
	General and administrative			80,782	144,602	147,969	260,000
	Depreciation			10,309	524	20,618	1,048
		Total operating costs		91,091	145,126	168,587	261,048

		Income (loss) from operations		(4,792)	(51,574)	6,986	(55,100)

Other income (expense):
	Note income			-	7,221	-	7,769
	Interest income			-	307	-	808
	Write off note receivable			-	(26,081)	-	(26,081)
	Interest expense			(34,658)	(6,241)	(56,734)	(6,241)
		Total other expense		(34,658)	(24,794)	(56,734)	(23,745)

		Loss before income taxes		(39,450)	(76,368)	(49,748)	(78,845)

	Income tax benefit			-	29,173	-	29,173

Net loss				$(39,450)	$(47,195)	$(49,748)	$(49,672)

Net loss per share-
	basic and diluted			$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average
	outstanding shares-
	basic and diluted			7,643,986	7,385,986	7,643,986	7,385,986

					HUDSON'S GRILL INTERNATIONAL, INC.

					CONSOLIDATED STATEMENTS OF CASH FLOWS

						Six Months Ended June 30,
						2007	2006
						(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
	Net loss					$ (49,748)	$ (49,672)
	Adjustments to reconcile net loss to net cash
		provided by (used in) operating activities:
			Amortization of loan origination costs			1,224
			Depreciation			20,619	1,048
			Amortization of deferred revenue			-	(7,769)
			Stock based compensation			-	24,510
			Write off of note receivable				26,081
			Deferred tax assets			-	(29,173)
			Interest converted to principal			-	6,241
			Changes in operating assets and liabilities:
				Accounts receivable		6,845	(14,341)
				Other current assets		(1,532)	(3,769)
				Accounts payable and accrued expenses		(327)	80,544
				Accounts payable to related parties		22,093	-
					Net cash provided by
					(used in) operating activities	(826)	33,700

Cash Flows From Investing Activities:

	Royalty receivable					-	(24,322)
	Purchase of property and equipment					-	(1,229,927)

					Net cash used in
					investing activities	-	(1,254,249)

Cash Flows From Financing Activities:

	Proceeds from issuance of notes payable					2,628	1,125,000

					Net cash provided by
					financing activities	2,628	1,125,000

Net Increase (Decrease) In Cash						1,802	(95,549)

Cash, beginning of period						-	125,803

Cash, end of period						$ 1,802	$ 30,254

Supplemental Disclosures:
	Cash paid for income taxes					$ 0	$ 0
	Cash paid for interest					$ 40,748	$ 0
Non-cash Transaction:
	Accrued compensation paid with stock					$ 12,900	$ 0

1. UNAUDITED INFORMATION

The consolidated balance sheet of Hudson's Grill International, Inc. (the "Company") as of June 30, 2007, and the consolidated statements of operations for the three and six month periods ended June 30, 2007 and 2006, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of June 30, 2007, and the results of operations for the three and six months ended June 30, 2007 and 2006.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company's consolidated financial statements as filed on Form 10-KSB for the year ended December 31, 2006.

As noted in the Company's consolidated financial statements as filed on Form 10-KSB, one of the Company's directors owns one franchise that does not pay any franchise fees. This is the result of a previous agreement with the Company prior to the director's involvement with the Company; the Company is not required to perform any services for the franchise owned by the director.

2. ACCOUNTING CHANGES

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007, and the adoption did not have a material impact to the Company's consolidated financial statements or effective tax rate and did not result in any unrecognized tax benefits. Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company's consolidated financial statements. For the three and six months ended June 30, 2007 and 2006, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The Company is currently subject to a three year statue of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction.

3. STOCK GRANTS

Beginning January 1, 2006, the Company adopted a stock plan in which stock was issued on January 2nd and July 1st of each year to its officers and directors. Each semi-annual grant consisted of the following amount of shares of common stock being issued: (1) 54,000 to the president; (2) 15,000 to the secretary; and (3) 30,000 to each of the non-officer directors. The first grant occurred January 17, 2006, and a second grant occurred on July 12, 2006, resulting in $7,740 and $16,770, respectively, of additional general and administrative expenses. A third grant occurred January 16, 2007. The Company has decided to suspend its stock plan effective January 15, 2007. In the last half of 2006, $12,900 was accrued as General and Administrative expense, and Shareholder Equity was increased by this amount when the stock was actually issued in January 2007.

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

5. BUILDING AND LAND

On June 9, 2006, HGI-Oshkosh LLC ("HGIO"), a Texas limited liability company and wholly owned subsidiary of the Company, purchased a building and land in Oshkosh, Wisconsin, for $1,115,000. It also purchased furniture and equipment for $114,927, which was used to finish out the building as a Hudson's Grill. HGIO borrowed $1,075,000 on a twenty year note from the Upper Peninsula State Bank in Escanaba, Michigan, and $50,000 from the Company, to buy the building, land, furniture and equipment; the Company borrowed the $50,000 that it loaned to HGIO from Border City Ale House, Inc. ("BCAH"), a company owned by Anthony B. Duncan, one of the Company's directors. The Upper Peninsula State Bank note has a variable interest rate of 1.5% over the prime rate as quoted by the Wall Street Journal; the monthly payments are $10,178. The BCAH note has a variable interest rate of 1.0% over the prime rate as quoted by the Wall Street Journal. The Company is currently paying interest only on the BCAH note. The unpaid balance of the BCAH note is due on May 23, 2008. HGIO originally leased the building, land, furniture and equipment to Service Solutions of Oshkosh, Inc., a former franchisee of the Company. On May 1, 2007, it leased the property to Are We There Yet, LLC, a new franchisee of the Company.

6. SUBSEQUENT EVENTS

As of July 31, 2007, the new franchisee closed down operations at the Oshkosh location, and the Company is no longer receiving any rent to cover the mortgage on the Oshkosh property. The Company has recognized rental income according to the terms of the lease, and not on a straight line basis, since the tenants have vacated the premises.

The mortgagee of the Oshkosh property is currently working with the Company and is waiting for the Company to sell the property. The Company has listed the property for sale, but no offers have been received to date. If the Company is not able to find a buyer soon, it will have to begin paying the mortgage or risk losing the property to foreclosure. It may not have sufficient cash flow to make mortgage payments without borrowing from related parties.