Form 10QSB
period 2007-09-30
HUDSONS GRILL INTERNATIONAL INC
filed 2007-12-05
CIK 1104254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

7,643,986 shares of Class A Common Stock outstanding as of December 4, 2007.

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

Consolidated Balances as of September 30, 2007, Compared to December 31, 2006

The Company's cash balance at September 30, 2007 ("Q3") was $3,847, which is $3,847 more than it was at December 31, 2006 ("FYE"), when it was $0. Accounts receivable decreased $3,663 because the Company has two fewer franchises compared to FYE. The Company feels, nevertheless, that all of these will be collected, and thus, no allowance for reserves is currently deemed necessary. The Company has offered for sale its Oshkosh building and land. A former franchisee operated from this location, but ceased operations on July 31, 2007. The Company has put the property up for sale in August 2007. The assets associated with the discontinued operations are now classified as current assets. These assets decreased by $24,261 in Q3 to $1,228,242 from $1,252,503 at FYE mainly as a result of depreciation. Other current assets increased $1,491; thus, current assets decreased $22,586.

Net property and equipment decreased from FYE because of depreciation. Consequently, net property and equipment decreased by $1,572, which is the amount accumulated depreciation increased since FYE. Other assets remained the same; and as a result, total assets at Q3 decreased by $24,158 to $1,459,276 from $1,483,434 at FYE.

Current liabilities increased by $31,150 to $1,223,910 at Q3 from $1,192,760 at FYE. Accounts payable and accrued expenses decreased by $20,955. At the same time, accounts payable to related parties has increased to $65,191 from $25,828 at FYE. This reflects the Company's current policy of paying its third party vendors instead of paying related parties. The notes and liabilities related to the original purchase of the land for the franchisee at Oshkosh are now classified as current liabilities of discontinued operations since the building and property are for sale. The liabilities of discontinued operations have increased by $12,742 since FYE. As a result of lower current assets and an increase in current liabilities, the Company's working capital decreased from $103,395 at FYE to working capital of $49,659 at Q3.

The Three Months Ended September 30, 2007, Compared to September 30, 2006

Significant changes in the results of operations for the three months ended September 30, 2007 ("Q3") compared to the third quarter of 2006 ("Q06") include the following: revenues from continuing operations decreased from $95,065 in Q06 to $70,299 in Q3. Significant decreases in franchise fees from Oshkosh, De Pere and Appleton, Wisconsin (all of which closed since Q06), were only partially offset by new royalties from Plover, Wisconsin.

Operating costs decreased by $38,552 during Q3 to $62,308 from $100,860 during Q06. General and administrative costs decreased by $38,552. This was largely the result of decreases in legal and accounting costs ($7,402), which had been higher in Q06 because of the opening of Oshkosh, bad debts ($4,635), consulting expenses with its former Midwest representative, Jim Stabile ($12,931), and executive stock compensation ($8,385).

As a result, income from operations increased $13,786 during Q3, when compared to Q06. Other income (expense) remained about the same; they decreased only $42 in Q3. No income tax benefit was recorded in Q3 because the Company has had losses the last several quarters, although an income tax benefit of $14,371 was recorded in Q06. The Company has elected to cease recording any income tax benefit from losses until it sustains profitable operations. The net income from continuing operations was $7,991 in Q3, which is an increase of $11,616 from Q06, which had a loss of $3,625. The loss on discontinued operations net of income tax benefits at the Oshkosh location was ($26,450) in Q3, which was an increase in loss of $5,016, when compared to a loss in Q06 of ($21,434). Thus, net loss for Q3 was ($18,459) compared to a net loss in Q06 of ($25,059).

Loss per basic and diluted common share for continuing operations, discontinued operations and all operations was $.00 per share for Q3 and $.00 for Q06.

The Nine Months Ended September 30, 2007, Compared to September 30, 2006

Significant changes in the results of operations for the nine months ended September 30, 2007 ("YTD07") compared to the first nine months of 2006 ("YTD06") include the following: franchise fees decreased by $78,508 from $283,781 in YTD06 to $205,273 in YTD07. Significant decreases in franchise fees from Santa Maria and Simi Valley, California, and De Pere, Oshkosh and Appleton, Wisconsin (all of which closed since YTD06), were only partially offset by new royalties from Plover, Wisconsin. A franchise opened in YTD06 in Escanaba, Michigan, and paid a franchise fee of $25,000; no new franchises opened in YTD07, and thus, initial franchise fees decreased by $25,000 in YTD07 compared to YTD06. As a result, total revenues from continuing operations in YTD07 declined from YTD06 by $103,508 and were $205,273 in YTD07.

Operating costs decreased by $112,666 during YTD07 to $209,726 from $322,392 during YTD06. General and administrative costs decreased by $112,666. This was largely the result of decreases in legal and accounting expenses ($17,461), travel ($11,229), due to opening the Oshkosh franchise in YTD06, consulting expenses with the Company's former Midwest representative, Jim Stabile ($39,941), who was terminated in YTD06, and executive stock compensation ($32,895), which was discontinued in YTD07.

As a result, loss from operations decreased $9,158 during YTD07, when compared to YTD06, to loss of ($4,453). Other expense decreased, too, by $25,231 from ($25,231) in YTD06 to $0 in YTD07. This was as a result of a write off of a note receivable in YTD06 ($26,081), associated with the closing of Hornblowers in YTD06. No income tax benefit was recorded in YTD07, and $14,371 was recorded in YTD06. The Company has elected to cease recording any income tax benefit from losses until it sustains profitable operations. Consequently, net loss from continuing operations after income tax benefits decreased by $20,018 when compared to YTD06 to a loss of ($4,453) in YTD07. The loss on discontinued operations at the Oshkosh location, net of income tax benefits, was ($63,755) in YTD07, which was an increase in loss of $13,494, when compared to a loss in YTD06 of ($50,261). Thus, net loss for YTD07 was ($68,208) compared to a net loss in YTD06 of ($74,732).

Loss per basic and diluted common share for continuing operations was $.00 per share for YTD06 and $.00 for YTD06. Loss per basic and diluted common share for discontinued operations and for all operations was ($.01) per share for YTD06 and ($.01) for YTD06.

Liquidity and Capital Resources

Normally, changes in the Company's liquidity and capital will depend primarily on continuing royalty fees received from franchisees using the Company's trademark and restaurant concept. This in turn will be reflective of the general economies in the areas where Hudson's Grill restaurants are located. The Company does not currently plan to raise any capital or borrow funds to meet liquidity needs, and thus, will rely solely on cash flows from operations or from funds or services provided by its directors. The Company's subsidiary HGIO, however, borrowed money to buy real property in Oshkosh, Wisconsin, that was modified to be a Hudson's Grill and had been leased to a new franchisee. This has affected the Company's liquidity since then, including Q3, since the Company paid and has been paying for major expenses and interest related to the restaurant facilities that HGIO was leasing out in Oshkosh, which has since closed, and is classified as discontinued operations. Currently, the Company's shortfall in cash flow has been covered by increased payables to related parties.

The Company has scheduled payments with its creditors, including the related party creditors, to fit within its cash flow constraints, but as of August 1, 2007, the Company has suspended the mortgage payments on the Oshkosh property because the most recent Oshkosh franchisee closed down its operations there on July 31, 2007, due to poor sales and has ceased making any rent payments.

The mortgagee of the Oshkosh property is currently working with the Company and is waiting for the Company to sell the property. The Company has listed the property for sale, but no offers have been received to date. In the mean time, the Company has tentatively agreed on a forbearance agreement with the mortgagee to be signed by the end of November 2007 to pay a reduced interest rate of 5.25% and to pay interest only each month. This will be effective November 2007 and will give the Company until July 1, 2008, to sell the property. If the Company is not able to find a buyer by the end of the forbearance period and it cannot get an extension from the mortgagee, it will risk losing the property to foreclosure. It may not have sufficient cash flow to make mortgage payments without borrowing from related parties.

Three franchisees that closed in 2006 and three that closed in 2007 have decreased the Company's royalty streams; these losses have only partially been offset by the Company's new franchise in Plover, Wisconsin. The Company's cash balance of $3,847 at September 30, 2007, was $3,847 more than at the year ended December 31, 2006. The increase was the result of reduced costs and increased payables to related parties.

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

(b) Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls during the quarter ended September 30, 2007.

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

None.

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

(Registrant) HUDSON'S GRILL INTERNATIONAL, INC. By: s/s David L. Osborn David L. Osborn, President Date: December 4, 2007
		HUDSON'S GRILL INTERNATIONAL, INC.

		CONSOLIDATED BALANCE SHEETS

		ASSETS
			Sept. 30, 2007	Dec. 31, 2006
			(Unaudited)	(Audited)
Current assets:
	Cash and cash equivalents		$3,847	$-
	Accounts receivable		35,637	39,300
	Other current assets		5,843	4,352
	Assets of discontinued operations		1,228,242	1,252,503
		Total current assets	1,273,569	1,296,155

Property and equipment, at cost:
	Furniture and office equipment		25,637	25,637
	Accumulated depreciation		(23,684)	(22,112)
		Property and equipment, net	1,953	3,525

Other assets:
	Deferred tax assets, net		183,754	183,754

		TOTAL ASSETS	$1,459,276	$1,483,434

		LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
	Accounts payable and accrued expenses				$7,737	$28,692
	Accounts payable to related parties		65,191	25,828
	Liabilities of discontinued operations (see notes 5 & 6)		1,104,908	1,092,165
	Liabilities of discontinued operations-related party (see notes 5 & 6)		46,074	46,075
		Total current liabilities	1,223,910	1,192,760

Stockholders' equity:
	Common stock, Class A, no par value, 100,000,000 shares
		authorized, 7,643,986 and 7,514,986 shares issued and outstanding
		at September 30, 2007 and December 31, 2006, respectively	179,955	167,055
	Common stock, Class B, no par value, 15,000,000 shares
		authorized, no shares issued and outstanding	-	-
	Retained earnings		55,411	123,619
		Total stockholders' equity	235,366	290,674

		TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,459,276	$1,483,434
			HUDSON'S GRILL INTERNATIONAL, INC.

			CONSOLIDATED STATEMENTS OF OPERATIONS

					Three Months Ended		Nine Months Ended
					September 30,	September 30,	September 30,	September 30,
					2007	2006	2007	2006
					(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
	Franchise fees				$70,299	$95,065	$205,273	$283,781
	Initial franchise fees				-	-	-	25,000
		Total revenues			70,299	95,065	205,273	308,781

Operating costs:
	General and administrative				61,784	100,336	208,154	320,820
	Depreciation				524	524	1,572	1,572
		Total operating costs			62,308	100,860	209,726	322,392

		Income (loss) from operations			7,991	(5,795)	(4,453)	(13,611)

Other income (expense):
	Interest income				-	42	-	850
	Write-off note receivable				-	-	-	(26,081)
		Total other income (expense)			-	42	-	(25,231)

		Income (loss) from continuing
		operations before income tax			7,991	(5,753)	(4,453)	(38,842)

	Income tax benefit				-	2,128	-	14,371

		Income (loss) from continuing
		operations			7,991	(3,625)	(4,453)	(24,471)

Discontinued operations (see notes 5 and 6)
	Loss on discontinued operations (net of tax
	benefit of $12,589 and $29,519 for three and
	nine month periods ended September 30, 2006)				(26,450)	(21,434)	(63,755)	(50,261)

Net loss					$(18,459)	$(25,059)	$(68,208)	$(74,732)

Net income (loss) per share-
	basic and diluted
	Continuing operations				-	$-	$-	$-
	Discontinued operations				-	$-	$-0.01	$-0.01
Net loss per share-					-	$-	$-0.01	$-0.01
				$

Weighted average
	outstanding shares-				7,643,986	7,510,686	7,643,986	7,427,552
	basic and diluted
					HUDSON'S GRILL INTERNATIONAL, INC.

					CONSOLIDATED STATEMENTS OF CASH FLOWS

						Nine Months Ended
						September 30,	September 30,
						2007	2006
						(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
	Net loss					$ (68,208)	$ (74,732)
	Adjustments to reconcile net loss to net cash
		provided by operating activities:
			Amortization of loan origination costs			1,428	-
			Depreciation			24,405	10,136
			Amortization of deferred revenue			-	(8,043)
			Stock based compensation			-	32,895
			Write-off note receivable			-	26,081
			Deferred tax assets			-	(43,890)
			Interest converted to principal			-	6,241
			Changes in operating assets and liabilities:
				Accounts receivable		3,663	(11,205)
				Other current assets		(1,491)	(3,170)
				Accounts payable and accrued expenses		2,058	37,797
				Accounts payable to related parties		39,363	20,311
				Deferred rent income		-	10,000
				Deferred franchise fees		-	15,000
					Net cash provided by
					operating activities	1,218	17,421

Cash Flows From Investing Activities:

	Royalty receivable, net					-	(22,696)
	Purchase of property and equipment					-	(1,229,927)
					Net cash used in
					investing activities	-	(1,252,623)

Cash Flows From Financing Activities:

	Proceeds from issuance of note payable					-	1,125,000
	Repayment of notes payable					2,629	(1,754)
					Net cash provided by
					financing activities	2,629	1,123,246

Net Increase (Decrease) In Cash						3,847	(111,956)

Cash, beginning of period						-	125,803

Cash, end of period						$ 3,847	$ 13,847

Supplemental Disclosures:
	Cash paid for income taxes					$ 0	$ 0
	Cash paid for interest					$ 57,562	$ 32,050
Non-cash Transaction:
	Accrued compensation paid with stock					$ 12,900	$ 0

1. UNAUDITED INFORMATION

The consolidated balance sheet of Hudson's Grill International, Inc. (the "Company") as of September 30, 2007, and the consolidated statements of operations for the three and nine month periods ended September 30, 2007 and 2006, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of September 30, 2007, and the results of operations for the three and nine months ended September 30, 2007 and 2006.

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

2. ACCOUNTING CHANGES

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007, and the adoption did not have a material impact to the Company's consolidated financial statements or effective tax rate and did not result in any unrecognized tax benefits. Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company's consolidated financial statements. For the three and nine months ended September 30, 2007 and 2006, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The Company is currently subject to a three year statue of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction.

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

5. DISCONTINUED OPERATIONS

On June 9, 2006, HGI-Oshkosh LLC ("HGIO"), a Texas limited liability company and wholly owned subsidiary of the Company, purchased a building and land in Oshkosh, Wisconsin, for $1,115,000. It also purchased furniture and equipment for $114,927, which was used to finish out the building as a Hudson's Grill. HGIO borrowed $1,075,000 on a twenty year note from the Upper Peninsula State Bank in Escanaba, Michigan, and $50,000 from the Company, to buy the building, land, furniture and equipment; the Company borrowed the $50,000 that it loaned to HGIO from Border City Ale House, Inc. ("BCAH"), a company owned by Anthony B. Duncan, one of the Company's directors. The Upper Peninsula State Bank note had a variable interest rate of 1.5% over the prime rate as quoted by the Wall Street Journal; the monthly payments were $10,178. HGIO originally leased the building, land, furniture and equipment to Service Solutions of Oshkosh, Inc., a former franchisee of the Company. On May 1, 2007, it leased the property to Are We There Yet, LLC, a new franchisee of the Company, which has subsequently ceased operations at the Oshkosh location on July 31, 2007. The property is currently vacant and has been for sale since August 2007. Effective November 1, 2007, pursuant to a proposed forbearance agreement to be signed by the end of November 2007, the interest rate on the State Bank note will be adjusted to 5.25%, and the monthly payments shall be interest only until July 1, 2008, when the forbearance agreement expires, and the mortgagee will have the power to file a deed in lieu of foreclosure. The BCAH note has a variable interest rate of 1.0% over the prime rate as quoted by the Wall Street Journal. The Company is currently paying interest only on the BCAH note. The unpaid balance of the BCAH note is due on May 23, 2008, if the building is sold by then, but if not, it has been extended until the building is sold.

The BCAH note has been classified as a current liability as "Liabilities from discontinued operations - related party" since it must be paid off as part of the sale of the land and building. The bank note is classified as a current liability as "Liabilities from discontinued operations" since the note secures the land and building that is for sale, and it must be paid off when the land and building are sold. Pursuant to EITF Issue Number 87-24, the Company has allocated all of the interest on the bank note and the BCAH note to the discontinued operations because the proceeds from these notes were used solely to purchase the building and land, and the notes must be paid off when the building and land are sold.

The operations of the Company related to its ownership of the building and land have been accounted for as discontinued operations under generally accepted accounting principles, and therefore, the results of operations related to the building and land have been reflected separately from the Company's results from continuing operations for all periods presented in the accompanying financial statements.

6. SUBSEQUENT EVENTS

The mortgagee of the Oshkosh property is currently working with the Company and has orally agreed to a forbearance agreement that will expire July 1, 2008, and is waiting for the Company to sell the property. This forbearance agreement is to be signed by the end of November 2007. The mortgagee and the Company have not yet signed the agreement, but have orally agreed to all of its terms. The Company has listed the property for sale, but no offers have been received to date. If the Company is not able to find a buyer soon, it will risk losing the property to the mortgagee. Further, it may not have sufficient cash flow to make the reduced mortgage payments without borrowing from related parties.