Form 10-K
period 2007-12-31
HUDSONS GRILL INTERNATIONAL INC
filed 2008-04-16
CIK 1104254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

For the transition period from to

Commission file number 333-94797

HUDSON'S GRILL

INTERNATIONAL, INC.

(Name of registrant as specified in its charter)

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

Common Stock

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes No X

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Yes

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,""accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer

Accelerated filer

Non-accelerated filer (Do not check if a smaller reporting company)

Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such equity, as of a last business day of the registrant's most recently completed second fiscal quarter.

$229,320

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

On March 31, 2008, there were 7,643,986 outstanding shares of common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on June 4, 2008, are incorporated by reference into Parts II and III.

PART I

ITEM 1. BUSINESS

Hudson's Grill International, Inc. (the "Company" or "Hudson's" or "Hudson's Grill"), was incorporated on October 30, 1997, in Texas, and certain assets were transferred to the Company on December 1, 1997, from its former parent, Hudson's Grill of America, Inc. ("HGA"). Currently, the Company franchises Hudson's Grill Restaurants.

Hudson's Grill Restaurants are full service restaurants that serve lunch and dinner and a wide range of alcoholic beverages. As of December 31, 2007, there were eight operating Hudson's Grill restaurants. No new franchises were established in 2007. Santa Maria, California; El Paso West, Texas; Oshkosh, Wisconsin; and De Pere, Wisconsin closed in 2007. The Company's major focus is to expand the Hudson's Grill operations through franchising instead of through ownership, but this has become very difficult to accomplish over the past 18 months due to the economic downturn and the persistent high price of gas. The Hudson's Grill restaurants are currently operating in Michigan, Wisconsin, Iowa and Texas. The Company is still accepting franchises, but the franchise market and the restaurant market are very competitive. Many other franchisers have substantially more capital, thereby making it much more difficult to compete against them.

BRIEF SUMMARY OF MAJOR EVENTS OVER THE PAST THREE YEARS.

Four of the Company's franchises were closed in early 2007. These included Santa Maria, California, the Hudson's Grill franchise in the western part of El Paso, Texas, Oshkosh, Wisconsin, and De Pere, Wisconsin. Because of the closing of Oshkosh, Wisconsin, the Company's property in Oshkosh is vacant; the property is for sale, and it has no buyers yet. The Company defaulted on its mortgage, but it has worked out an agreement giving it until July 1, 2008, to sell the property. If it is unable to sell the property by then, it may face losing title to the property and all of its equipment and furnishings in that location, unless the mortgagee agrees to extend the agreement.

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

The Company plans to expand solely by adding franchises. It may also investigate developing other concepts (for example, a sports bar), and it may expand if it feels that it can sell franchises using new concepts. However, it does not currently have any new concepts to market. In 2006 it purchased the land and building rented to the Oshkosh franchise, which is now vacant, but it does not plan any future acquisitions of real property.

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

HUDSON'S RESTAURANT DEVELOPMENT.

The Company has no current plan to grow its Hudson's concept, and it hasn't decided on whether to push its Hudson's Grill concept or try other concepts, including those that may be more bar oriented. If the Company's cash flow will permit, it may entertain partial ownerships in new franchisees, and it might entertain developing additional, different concepts to franchise. Considering its current cash flow limitations, this will not be possible unless the Company can sell its Oshkosh property and have excess funds after disposition. Except as stated above, the Company has no specific plans regarding attempts to add franchisees.

HUDSON'S FRANCHISE AGREEMENTS.

The Company owns the trademark registrations for two "Hudson's Grill" logos and for the "Hudson's" name. It has also received registration of its "Burgers*Shakes*Rock'n Roll" mark. The Company has secured a permit from the California Department of Corporations to issue Hudson's Grill franchises in California and uses a Uniform Franchise Offering Circular where permitted. As of December 31, 2007, the Company had eight franchised restaurants that were in operation. The current standard terms to franchise a restaurant are an initial fee of thirty-five thousand dollars and a royalty of four percent of sales, and require that three percent of sales be used for advertising, of which one percent is to be paid to the Company for collective advertising. For these payments, the Company is obligated to do the following: screen and train potential franchisees, review and approve sites, and provide an operations manual and assistance. The Company is not currently collecting the one percent advertising fees since collective advertising is not practical with the current franchisees because they are not located in near proximity to each other.

EMPLOYEES.

At December 31, 2007, the Company employed one person full time, who is the receptionist/administrative assistant/bookkeeper for the Company; she is also the Secretary of the Company, and has since become a part time employee. She had been granted 5,000 monthly stock options beginning June 2005. Her options were identical to those granted to the president and to the non-officer directors. Her grant of options ceased December 31, 2005, and instead starting January 2006, in addition to her normal compensation, she has been receiving 15,000 shares of the Company's stock each six months. As of January 1, 2007, all stock grants that were previously earned, have been discontinued. She was paid $47,150 in 2007. The President was paid $29,850 in 2007; each month he also was granted options to purchase 18,000 shares of the Company's stock for $.005 above the market price on the last day of the preceding month; all options were granted with an exercise price at or in excess of the fair market value at the grant date. The grant of stock options ceased December 31, 2005. Beginning January 2006, the President has been receiving 54,000 shares of the Company's stock each six months instead of stock options. These grants were suspended as of April 1, 2007, and only the stock earned but not distributed in 2006 were distributed in January 2007.

The Company is not a party to any collective bargaining agreements.

REPORTS TO SECURITY HOLDERS

The Company files reports with the United States Securities and Exchange Commission. It files the following periodic reports: (1) Form 10-K; (2) Annual Report to Shareholders; (3) Definitive Proxy material; and (4) Forms 10-Q. It files Forms 3, 4, 5, and 8-K on an as-needed basis.

ITEM 2. PROPERTIES

At December 31, 2007, the Company was the primary lessee for its headquarters in Dallas, Texas. The headquarters lease is month-to-month. The Company shares office space with its largest shareholder, who is a part owner of the lessor and is the President of the Company. The office space is sufficient to meet the Company's current needs, and it expects that its needs will be satisfied with this space for the foreseeable future.

All of the Company's restaurant equipment is owned free and clear by the Company; currently there is only a de minimus amount of such restaurant equipment that is not installed at its Oshkosh property, which is currently vacant. To the extent the Oshkosh equipment is part of the real property, it has a security interest against it held by the mortgagor of that property. The Company's other restaurant equipment is now stored in a warehouse and is for sale. Currently, the Company has no real property and has no real estate related investments except for the real estate it has for sale in Oshkosh, Wisconsin. It does not plan to purchase any other real estate in the foreseeable future.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION.

In early 2001, the Company's Common Stock, no par value, began trading over-the-counter on the NASD OTC Bulletin Board under the National Association of Security Dealers ("NASD") symbol "HGII" and now trades under the symbol "HGII.PK." As of March 31, 2008, there were approximately 300 registered holders of record of the Company's Common Stock (this excludes shareholders whose stock is held by a nominee or in "street name," because a nominee or street name holder is counted as one registered shareholder even if a nominee is holding stock for many shareholders). The Company believes that it has about 700 shareholders when including those whose shares are held in street name. The following table sets forth the reported high and low prices of the Common Stock for the periods indicated as regularly quoted by the NASD OTC Bulletin Board and Pink Sheets, based on the infrequent transactions in the Company's stock reported on quotemedia.com. The table does not reflect offer prices, and the prices that are shown are in U.S. Dollars. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

FISCAL YEAR ENDED DECEMBER 31, 2006	High	Low
First Quarter ended March 31, 2006	.08	.045
Second Quarter ended June 30, 2006	.18	.05
Third Quarter ended September 30, 2006	.25	.095
Fourth Quarter ended December 31, 2006	.25	.10

FISCAL YEAR ENDED DECEMBER 31, 2007	High	Low
First Quarter ended March 31, 2007	.11	.09
Second Quarter ended June 30, 2007	.11	.06
Third Quarter ended September 30, 2007	.08	.06
Fourth Quarter ended December 31, 2007	.06	.01

As of March 31, 2008, the closing price of the Common Stock was $.03. Historical information about the price of the Company's common stock can be obtained from the Internet by visiting the following site operated by QuoteMedia: http://www.quotemedia.com and using the stock symbols HGII and HGIIE, which represent Hudson's Grill International, Inc.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

IN GENERAL.

For the year ended December 31, 2007, the Company had a loss from continuing operations before income taxes of ($20,342). This compares to a loss of ($40,691) for the year ended December 31, 2006. Thus, loss from continuing operations before income taxes decreased by $20,349. This was mostly due to a decrease in other expenses of $47,920, which reflected the write-off of notes in 2006. Income from operations decreased $27,571, which reflected a greater decrease in revenues of $155,084 than the decrease in operating costs of $127,513.

Income tax benefits from prior years were reversed in 2007 because the Company's prospects for profitability changed dramatically in 2007, with the closure of many franchisees and the vacancy of the Company's real estate in Oshkosh. After taking into account the tax benefit reversal of $183,754 in 2007 and the loss from continuing operations due to the vacancy of the Oshkosh property of $204,096, the net loss for 2007 was ($297,285). This compares to a net loss in 2006 of ($58,455), which reflects an increase in net loss of $238,830.

DISCONTINUED OPERATIONS

As of August 1, 2007, the Company's Oshkosh property has been vacant, and the Company has put that property up for sale or rent. The Company received rent through July 31, 2007, and the Oshkosh property is now classified as a discontinued operation. In 2007, the Company received $50,900 in rent income, compared to $50,000 in 2006. Expenses associated with Oshkosh were $50,966 in 2007 and $34,756 in 2006, excluding interest expense. Significant expenses incurred in 2007 were property taxes of $20,591 and depreciation of $21,612. This compares to significant expenses in 2006 of $18,349 in depreciation and $13,512 for repairs and maintenance. After including other expenses associated with interest on the loans used to purchase and finish out the poverty, the loss on discontinued operations from the Oshkosh property were $93,189 in 2007. This compares to a loss on discontinued operations in 2006 of $31,934, which also included an income tax benefit.

REVENUES.

Franchise fees dropped significantly when compared to 2006, reflecting a significant decrease in the number of franchisees remaining open, decreased demand for matured operations, adverse weather, and the national economic slowdown. Franchise revenues decreased $155,084 from 2006. Closed operations accounted for $89,168 of the decline. Escanaba, which remains open but is now a weak operation, paid $29,951 less in fees in 2007. The other six franchises that pay fees remained mostly stable, but each still had declining sales, and consequently paid less in fees to the Company.

COSTS AND EXPENSES.

Operating costs in 2007 were $283,567; this is an decrease of $127,513 from 2006, when operating costs were $411,080. Other income(expenses) decreased $47,920 in 2007.

The decrease in operating costs was mostly because of decreases in travel ($11,393), consulting expenses ($43,347), executive stock compensation ($37,410) and uncollectible receivables ($17,922). The consulting contract with Jim Stabile was terminated in 2006; there was little need for travel in 2007; and the granting of stock to executives was discontinued in 2007.

The decrease in other expense was due to writing off notes receivables in 2006; there was no corresponding write-off in 2007. The write off of notes receivable was associated with the closing of Hornblowers, a restaurant sold by the Company's former parent whose note had been assigned to the Company, and the closing of the Company's franchise in Appleton, Wisconsin, to whom the Company had advanced money in exchange for higher royalty fees. The bad debt from these write-offs was $48,777.

The Oshkosh franchisees have both closed down; the second took over from the first, but neither succeded at that site. The Company owns the property at that site, and since the second franchise closed, the property has remained vacant. The Company now reports the results of its operations from the site under discontinued operations. The loss from discontinued operations increased by $61,255 in 2007 to ($93,189) from ($31,934) in 2006. The Company has had to pay for repairs, taxes and interest related to the vacant real estate operations. Previously, the tenants paid for the majority of these costs.

LIQUIDITY AND CAPITAL RESOURCES.

At December 31, 2007, the Company had working capital of $4,859 as compared to December 31, 2006, when the Company had working capital of $103,395. This is largely the result of a $18,059 decrease in the value of discontinued assets, while accounts payable to related parties increased $70,546 and the liabilities associated with discontinued operations increased $29,491. The Company has relied on insiders to provide services to run the Company even though it has not been able to pay them. Thus, its working capital has deteriorated significantly.

Changes in its liquidity and capital will depend mostly on continuing royalty fees received from franchisees using the Company's trademark and restaurant concept. This in turn will be reflective of the general economies in the areas where Hudson's Grill restaurants are located. At the present time, these areas are mostly stagnating, and they are prone to affects from adverse weather. As long as this continues, the year to year sales at the Company's franchisees will likely be stagnating, too. Thus, the Company has steadily lost franchisees over the past two years. The Company, however, can expect revenues (and cash flow) to increase in the future only if and when it attracts new franchises. Currently it has no prospective franchisees, and considering the current state of the national economy and of the restaurant industry, the Company does not anticipate any new franchisees for the foreseeable future.

The effects of inflation on the Company are minimal. To the extent that the franchisees need to raise prices to offset extra costs (and are able to pass the increased costs onto customers), then the Company will have increased royalty fees. Any increase in royalty fees will probably be offset by increased operating costs of the Company. Thus, the Company expects that the net effect from inflation will be minimal now and in the future.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

RISK FACTORS

IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING OUR BUSINESS AND PROSPECTS.

CONDITIONS EXIST WHICH CAUSE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The Report of our independent registered public accounting firm with respect to our financial statements as of December 31, 2007 and for the year then ended contains a qualification with respect to our ability to continue as a going concern.

The Company believes that available cash resources, together with anticipated revenues from operations may not be sufficient to satisfy our capital requirements through December 31, 2008. If sufficient capital cannot be maintained or obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.

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

Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under this accounting method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. Except for this last two years, the Company had experienced consistent net income in its prior years, and it had also experienced a stable level of royalty fees. In the past, the Company believed that it was probable that it would utilize its deferred tax assets. Based on forecasts that indicate that Company's income flow is greatly impaired, the Company now believes that it will not be able to utilize its deferred tax assets. The Company had recognized its deferred tax assets on its balance sheet at December 31, 2006, but with the change in outlook in 2007, it has reversed the prior income tax benefit taken in its prior years.

The Company is subject to various claims and contingencies arising out of the normal course of business. Liabilities related to commitments and contingencies are recognized when a loss is probable and reasonably estimable.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007, and the adoption did not have a material impact to the Company's consolidated financial statements or effective tax rate and did not result in any unrecognized tax benefits. Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company's consolidated financial statements. For 2007 and 2006, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The Company is currently subject to a three year statue of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction.

In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. The requirements of SFAS 157 are first effective for the Company's fiscal year beginning January 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, the Company's adoption of this standard on January 1, 2008, is limited to financial assets and liabilities. The Company does not believe the initial adoption of SFAS 157 will have a material effect on its financial condition or results of operations. However, the Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore has not yet determined the impact that it will have on its financial statements upon full adoption.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ---- Including an Amendment of FASB Statement No. 115. The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning in fiscal year 2008. The Company is currently evaluating the effect of adopting SFAS 159, but does not expect it to have a material impact on its consolidated results of operations or financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached following Item 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported consolidated financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Securities and Exchange Commission. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the monitoring and review of work performed by our sole accounting employee in the preparation of audit and financial statements, footnotes and financial data provided to the Company's registered public accounting firm in connection with the annual audit. All of our financial reporting is carried out by our one accounting employee, and although we have an audit committee, the committee has only one member and no financial resources to hire others. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by the sole audit committee member and the President for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. If our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our sole accounting employee, but at the current time, that seems very unlikely.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the Proxy Statement.

PART IV

ITEM 15. EXHIBITS

Exhibits 21, 31.1 and 32.1 are attached.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	HUDSON'S GRILL INTERNATIONAL, INC. By: David Osborn, President

Date: April 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date
DAVID L. OSBORN	President	April 14, 2008
ROBERT W. FISCHER	Director	April 14, 2008
ANTHONY B. DUNCAN	Director	April 14, 2008

HUDSON'S GRILL INTERNATIONAL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at December 31, 2007 and 2006 F-2

Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006 F-3

Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended

December 31, 2007 and 2006 F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006 F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Hudson's Grill International, Inc.

We have audited the accompanying consolidated balance sheets of Hudson's Grill International, Inc. and subsidiary, as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hudson's Grill International, Inc. and subsidiary as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and may not generate sufficient cash to fund operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Whitley Penn LLP

Dallas, Texas

April 14, 2008

		HUDSON'S GRILL INTERNATIONAL, INC.

		CONSOLIDATED BALANCE SHEETS

		ASSETS
			December 31,

			2007	2006
Current assets:
	Cash and cash equivalents		$5,279	$-
	Accounts receivable, net		36,164	39,300
	Other current assets		3,552	4,352
	Assets of discontinued operations		1,234,444	1,252,503
		Total current assets	1,279,439	1,296,155

Property and equipment, at cost:
	Office furniture and equipment		25,637	25,637
	Accumulated depreciation		(24,207)	(22,112)
		Property and equipment, net	1,430	3,525

Other assets:
	Deferred tax assets		-	183,754

		TOTAL ASSETS	$1,280,869	$1,483,434

		LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
	Accounts payable and accrued expenses				$10,475	$28,692
	Accounts payable to related parties		96,374	25,828
	Liabilities of discontinued operations (see notes 8 & 9)		1,121,656	1,092,165
	Liabilities of discontinued operations-related party (see notes 8 & 9)		46,075	46,075
		Total current liabilities	1,274,580	1,192,760

Stockholders' equity:
	Common stock, Class A, no par value, 100,000,000 shares
		authorized, 7,643,986 and 7,514,986 shares issued and outstanding
		at December 31, 2007 and 2006, respectively	179,955	167,055
	Common stock, Class B, no par value, 15,000,000 shares
		authorized, no shares issued and outstanding	-	-
	Retained earnings (deficit)		(173,666)	123,619
		Total stockholders' equity	6,289	290,674

		TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,280,869	$1,483,434

			HUDSON'S GRILL INTERNATIONAL, INC.

			CONSOLIDATED STATEMENTS OF OPERATIONS

				Year Ended December 31,

				2007	2006

Revenues
	Franchise fees			$263,225	$378,309
	Initial franchise fees			-	40,000
		Total revenues		263,225	418,309

Operating costs:
	General and administrative			281,471	408,984
	Depreciation			2,096	2,096
		Total operating costs		283,567	411,080

		Income (loss) from operations		(20,342)	7,229

Other income(expense):
	Interest income			-	857
	Write-off notes receivable			-	(48,777)
		Total other expense		-	(47,920)

		Loss from continuing
		operations before income tax		(20,342)	(40,691)

	Income tax benefit (expense)			(183,754)	14,170

		Loss from continuing
		operations		(204,096)	(26,521)

Discontinued operations (see notes 5 and 6)
	Loss on discontinued operations (net of tax
	benefit of $16,450 for twelve months
	ended December 31, 2006)			(93,189)	(31,934)

Net loss				$(297,285)	$(58,455)

Net income (loss) per share-
	basic and diluted
	Continuing operations			$0.03	$-
	Discontinued operations			$(0.01)	$(0.01)
Net loss per share-				$(0.04)	$(0.01)

Weighted average
	outstanding shares-			7,643,986	7,449,068
	basic and diluted

					HUDSON'S GRILL INTERNATIONAL, INC.

				CONSOLIDATED STATEMENTS OF CASH FLOWS

						Year Ended December 31,

						2007	2006

Cash Flows From Operating Activities:
	Net loss					$ (297,285)	$ (58,455)
	Adjustments to reconcile net loss to net cash
		provided by operating activities:
			Amortization of loan origination costs			1,221	612
			Depreciation			23,708	20,445
			Amortization of deferred revenue			-	(14,441)
			Stock based compensation			-	37,410
			Write-off note receivable			-	26,081
			Deferred tax assets			183,754	(30,621)
			Changes in operating assets and liabilities:
				Accounts receivable		3,136	(12,334)
				Other current assets		(3,975)	2,235
				Other assets		-	(24,437)
				Accounts payable and accrued expenses		21,545	28,492
				Accounts payable to related parties		70,546	25,828
					Net cash provided by
					operating activities	2,650	815

Cash Flows From Investing Activities:

	Purchase of property and equipment					-	(1,247,027)
					Net cash used in
					investing activities	-	(1,247,027)

Cash Flows From Financing Activities:

	Proceeds from issuance of notes payable					2,629	1,125,000
	Repayment notes payable					-	(4,591)
					Net cash provided by
					financing activities	2,629	1,120,409

Net Increase (Decrease) In Cash						5,279	(125,803)

Cash, beginning of year						-	125,803

Cash, end of year						$ 5,279	$ 0

Supplemental Cash Disclosures:
	Income taxes paid					$ 0	$ 0
	Interest paid					$ 72,997	$ 63,017
Non-cash Transaction:
	Accrued compensation paid with stock					$ 12,900	$ 0
	Accrued interest converted to debt					$ 18,906	$ 0

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS' EQUITY

Years Ended December 31, 2007 and 2006

	Common Stock		Retained Earnings
	Shares	Amount	(Deficit)	Total

BALANCE, December 31, 2005	7,256,986	$ 142,545	$ 182,074	$ 324,619

Stock issuance to Company executives	258,000	24,510		24,510
Net loss	-	-	(58,455)	(58,455)

BALANCE, December 31, 2006	7,514,986	$ 167,055	$ 123,619	$ 290,674

Stock issuance to Company executives	129,000	12,900		12,900
Net loss	-	-	(297,285)	(297,285)

BALANCE, December 31, 2007	7,643,986	$ 179,955	$ (173,666)	$ 6,289

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

The Company owns the franchise rights to the Hudson's Grill restaurant concept. As of December 31, 2007, the Company provides management and support services to eight franchised restaurants currently located in Texas, Michigan, Wisconsin and Iowa.

The Company believes that available cash resources, together with anticipated revenues from operations may not be sufficient to satisfy its capital requirements through December 31, 2008. If sufficient capital cannot be maintained or obtained, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.

2. Summary of Significant Accounting Policies

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2007 and 2006, the Company had no such investments. The Company maintains deposits primarily in one financial institution, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2007 and 2006, the uninsured portion of these deposits was zero. The Company has not incurred any losses related to its cash on deposit with financial institutions.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally five to seven years, but 39 years for buildings). Depreciation expense from continuing operations was $2,096 for the years ended December 31, 2007 and 2006, respectively. Maintenance and repairs are expensed as incurred.

Long-Term Note Receivable

Long-term note receivable represents a promissory note received from the Company's former Parent in connection with the capitalization of the Company (See Note 1). A deferred gain was carried over to the Company at the time it received the promissory note, which the former Parent had received when it sold Hornblowers, a restaurant that was not modeled after the Hudson's Grill concept. The note was considered totally impaired in 2006 when the owner of the Hornblowers restaurant was evicted, and the restaurant was closed. The note was carried net of the deferred gain associated with it. The note was carried on the Company's books at $0 in 2007 and 2006. Due to the closure of the restaurant in 2006, the note's net value of $26,081 was written off in 2006 as other expense.

Revenue Recognition

Initial franchise fees are recognized as revenue when all material services or conditions relating to the sale have been substantially performed or satisfied and collection is certain. Continuing franchise fees are recognized as revenue as the fees are earned and become receivable from the franchisee. Rent income is recognized as received for the amount received, without amortization of any future increases in rent because the Company is not certain it will receive future rent.

Fair Value of Financial Instruments

In accordance with the reporting requirements of Statement of Financial Accounting Standard ("SFAS") No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, accounts payable, loan payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. None of these instruments are held for trading purposes.

Stock-Based Compensation

Beginning January 1, 2006, the Company adopted a stock plan in which stock would be issued on January 2nd and July 1st of each year to its officers and directors. Each semi-annual grant consisted of the following amount of shares of common stock being issued: (1) 54,000 to the president; (2) 15,000 to the secretary; and (3) 30,000 to each of the non-officer directors. The first grant occurred January 17, 2006, a second grant occurred on July 12, 2006, and a third grant occurred January 16, 2007, resulting in $37,410 of additional general and administrative expenses in 2006 and none in 2007. Effective April 1, 2007, the Company has suspended future grants.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding for the period. Common stock equivalents are excluded from the computation if such inclusion would have an antidilutive effect. Since the Company incurred losses for 2006 and 2007, common stock equivalents are not included because they would be anti-dilutive.

At December 31, 2007 and 2006, the Company had 3,205,000 and 4,645,000 stock options that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

Concentrations of Credit Risk

In the normal course of business, the Company extends unsecured credit to franchisees, which are reflected on the Company's consolidated balance sheets as accounts receivable. The Company's accounts receivable are subject to potential credit risk. The maximum exposure assuming non-performance by the debtors is the amount shown on the balance sheet at the date of non-performance. The Company believes that an adequate allowance for uncollectible accounts has been established. The allowance for uncollectible accounts is continually monitored, and adjustments are made as necessary. For the years ended December 31, 2007 and 2006, the Company had bad debt expenses of $215 and $18,137 respectively. Accounts receivable are shown net of allowance of $4,987 and $0 at December 31, 2007 and 2006, respectively.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007, and the adoption did not have a material impact to the Company's consolidated financial statements or effective tax rate and did not result in any unrecognized tax benefits. Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company's consolidated financial statements. For 2007 and 2006, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The Company is currently subject to a three year statue of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction.

In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. The requirements of SFAS 157 are first effective for the Company's fiscal year beginning January 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, the Company's adoption of this standard on January 1, 2008, is limited to financial assets and liabilities. The Company does not believe the initial adoption of SFAS 157 will have a material effect on its financial condition or results of operations. However, the Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore has not yet determined the impact that it will have on its financial statements upon full adoption.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ---- Including an Amendment of FASB Statement No. 115. The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning in fiscal year 2008. The Company is currently evaluating the effect of adopting SFAS 159, but does not expect it to have a material impact on its consolidated results of operations or financial condition.

3. Franchise Activities

Under the terms of the Company's standard franchise agreement, franchisees are obligated to pay the Company an initial franchise fee and a weekly continuing franchise fee ("royalty") of generally 4% of gross restaurant revenues. Each franchisee must spend 3% of gross sales on approved advertising, including a weekly 1% marketing fee contributed to the Company's marketing fund. The Company is obligated to provide initial training, continuing management assistance, administration of advertising and sales promotion programs and establishment and monitoring of a marketing fund. During the years ended December 31, 2007 and 2006, the Company received no contribution toward the marketing fund nor has the marketing fund been maintained.

One franchisee agreed to pay an additional fee in return for a reduced royalty fee. The Company deferred its recognition of the additional fee amount, and was amortizing it into income through 2014. That franchisee closed on November 29, 2006. The unamortized additional fees of $14,442 were recorded as revenue at that time.

Two franchises opened in 2006; one was a second unit for an existing franchisee, and the other was a third franchise. Thus, the franchisees paid reduced rates according to the Company's agreements with them. The total initial franchise fees paid in 2006 were $40,000. Franchising revenues consisted of the following for the years ended December 31:

	2007	2006

Initial franchise fees	$ 0	$ 40,000
Amortization of deferred franchise fees	0	14,441
Royalty fees	263,225	363,868
Total franchise revenue	$ 263,225	$ 418,309

4. Debt

Loans payable consisted of the following at December 31:

	2007	2006
Long-term loan payable to a financial institution; interest at prime plus 1.5%, secured by real property; see Note 9 for additional information	$ 1,076,964	$ 1,074,334
Long-term loan payable for past due interest to a financial institution; see Note 9 for additional information	$ 18,906	$ -
Long-term loan payable to a related party; interest at prime plus 1%, secured by personal property; see Notes 8 and 9 for additional information	$ 46,075	$ 46,075

Principal payments on these two loans are currently suspended, and interest only payments are being made monthly of $5,500 to the financial institution and $355 to the related party.

These loans are directly related to the purchase and finish out of the Oshkosh real property that is currently classified as a discontinued operation (see Note 9). The loans are classified as current liabilities, and the associated interest expense is included in discontinued operations in the accompanying statement of operations.

5. Commitments and Contingencies

The Company leases office space under a month-to-month lease. Rent and utility expense totaled $19,544 and $19,857 the years ended December 31, 2007 and 2006, respectively. The Company's aggregate lease commitment is one month's rent and utilities, which averages $1,500 (See Note 8).

The Company also has a long-term agreement with a consultant that obligates the Company to pay the consultant $1,200 per month until October 2008. This has been suspended as of January 1, 2008.

6. Income Taxes

There was no provision for income taxes in the years ended December 31, 2007 and 2006, due to the carryforward of net losses ("NOL") incurred in prior years. The Company had no material deferred tax liabilities at December 31, 2007.

Deferred taxes consisted of the following at December 31:

	2007	2006
Deferred tax assets:
Bad debt allowance	$ 2,000	$ -
Net operating loss	227,000	184,000
Total deferred tax assets	229,000	184,000
Deferred tax liabilities:
Depreciation	(2,000)	-
Other	(5,000)	-
Valuation allowance	(222,000)	-
Net deferred taxes	$ -	$ 184,000

The net change in the valuation allowance for deferred tax assets was no increase or decrease in 2006 and an increase of $222,000 in 2007. The Company had experienced consistent net income prior to 2006, and it had also experienced consistent growth in royalty fees. In the past, the Company believed that it might not be able to utilize its deferred tax assets. Based on forecasts in 2006 that also showed consistent net income in the near future, the Company believed that it would be able to utilize all of its deferred tax assets. Thus, it determined in 2006 that a valuation allowance against its deferred tax assets was no longer needed. It then recognized its deferred tax assets on its balance sheet, and consequently it recognized the corresponding income tax benefit on its 2006 Statement of Operations. However, since the Company has incurred losses for 2006 and 2007, and its prospects for the future have worsened significantly, the Company has decided to take a valuation allowance equal to its total deferred assets in 2007, adjusted for depreciation and other tax effects.

The Company had no income taxes payable for the years ended December 31, 2007 and 2006. Thus, it did not need to use any of its NOL carryforwards in those years. At December 31, 2007, NOL carryforwards of approximately $668,000 were available to offset future taxable income and expire through 2028.

The Company's effective income tax rate varied from the federal statutory rate for the years ended December 31, as follows:

	2007	2006

Federal income tax at statutory rate	34%	34%
Adjustment to valuation allowance	128%	-
Total effective income tax rate	162%	34%

7. Stock Options

The Company president's compensation is established at the sole discretion of the board of directors and included the granting of stock options. The Company also granted stock options to each of its two directors as compensation for their services as directors and also began granting stock options in June 2005 to the Company's secretary. Effective January 1, 2006, the Company discontinued the grant of stock options.

The following is a summary of stock option activity:
	Options	Weighted Average Exercise Price

Outstanding at December 31, 2005	4,765,000	$ 0.07
Cancelled/expired	120,000	0.10
Outstanding at December 31, 2006	4,645,000	$ 0.07
Cancelled/expired	1,440,000	0.10
Outstanding at December 31, 2007	3,205,000	$ 0.05

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Weighted Average Remaining Contractual Life	Number Outstanding	Range of Exercise Prices	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price

.5 year	770,000	$0.10	$0.10	770,000	$0.10
2 years	1,488,000	$0.01-0.035	$0.02	1,488,000	$0.02
3.5 years	456,000	$0.025-0.095	$0.05	456,000	$0.05
4.5 years	491,000	$0.045-0.085	$0.07	491,000	$0.07
	3,205,000		$0.07	3,205,000	$0.05

The intrinsic value of exercisable and outstanding options at December 31, 2007, was $19,300.

8. Related Party Transactions

A law firm associated with a director of the Company provides legal services to the Company. During the years ended December 31, 2006 and 2007, the cost of these services to the Company were $61,005 and $37,721, respectively. Related amounts included in accounts payable to related parties at December 31, 2006 and 2007, were approximately $26,000 and $53,000, respectively.

In 2006, the Company borrowed money from a director to assist in the purchase of real property. The initial loan was for $50,000, and bears interest at a rate of prime plus 1%. The current portion of the note at December 31, 2007 is $46,075. The note was to have matured on May 23, 2008, with a balloon payment of the remaining balance, but due to the vacancy at the property, the Company is only able to pay interest on the loan, and the property and loan associated with it have been classified as a discontinued operation and a current liability.

The Company leases its corporate office space from a firm in which the president of the Company is a partner. Rental and utility costs for the office space was approximately $19,600 and $19,900 for the years ended December 31, 2007 and 2006, respectively.

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

The Upper Peninsula State Bank note has a variable interest rate of 1.5% over the prime rate as quoted by the Wall Street Journal; the monthly payments were $10,178. Beginning on August 1, 2007, the Company was unable to make these monthly payments because its tenant vacated the premises and quit paying any rent. Subsequently, the bank and the Company agreed to reduce the monthly payments to interest only payments of $5,500 and in exchange the bank would not foreclose on the property until July 1, 2008, and financed the past due interest that had accrued on the note through September 30, 2007, as a separate long term note. The Company has put the property up for sale, but it remains unsold. The bank may extend the agreement for additional time but has no obligation to do so. The BCAH note has a variable interest rate of 1.0% over the prime rate as quoted by the Wall Street Journal; the first twenty-two monthly payments were to be $1,090. The unpaid balance of the BCAH note is due on May 23, 2008. BCAH agreed to reduce the BCAH note payments, too, since August 1, 2007, to enable the Company to sell the property. The BCAH monthly payments are now interest only payments of $355 per month.

10. Discontinued Operations

Since August 1, 2007, the Company's Oshkosh property has remained vacant. It is now considered a discontinued operation. The property is for sale, but instead it may be rented out if it cannot be sold by July 2008. Nonetheless, the Company is not currently engaged in renting the property. The results of discontinued operations for the years ended December 31, 2007 and 2006, as previously reported are as follows:

	2007	2006
Rent	$ 50,900	$ 50,000
Operating Costs	50,966	34,756
Operating income (loss)	(66)	15,244

Interest expense	(93,123)	(63,628)

Loss before income taxes	(93,189)	(48,384)

Income tax benefit	-	16,450

Discontinued operations	$ (93,189)	$ (31,934)

11. Concentration of Revenue Risk

The Wausau, Marshfield and Plover, Wisconsin, franchisees are affiliated; these three franchisees together account for 45% and 31% of franchise fees and 24% and 30% of accounts receivable for 2007 and 2006, respectively.

12. Subsequent Events

Since March 2008 the Company has been in negotiation with a prospective tenant for the Oshkosh property and has tentatively agreed to a letter of intent to lease the property for $6,500. This lease is subject to bank approval, which has yet to be given; to the brokers' agreement to accept less than a full commission that is paid over time, which has tentatively been received; and to the receipt by the Company of acceptable financial statements from the prospective tenant, which has not been delivered.

*************