Form 10-Q
period 2008-03-31
HUDSONS GRILL INTERNATIONAL INC
filed 2008-05-20
CIK 1104254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Commission File Number: 333-94797

HUDSON'S GRILL INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Texas

(State or other jurisdiction of incorporation)

75-2738727

(I.R.S. Employer Identification No.)

16970 Dallas Parkway, Suite 402, Dallas, Texas 75248

(Address of principal executive offices)

(972) 931-9237

(Registrant's telephone number, including area code)

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

7,643,986 shares of Class A Common Stock outstanding as of May 4, 2008.

____________________________________________

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

See the attached statements at the end of this Form 10-Q.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Consolidated Balances as of March 31, 2008, Compared to December 31, 2007

The Company's cash and cash equivalents balance at March 31, 2008 ("Q1") was $2,545, which is $2,734 less than it was at December 31, 2007 ("FYE"), when it was $5,279. Accounts receivable increased $4,319 because the Company's franchisees have been paying their fees slower. The Company feels, nevertheless, that all of these will be collected, and thus, no allowance for reserves is currently deemed necessary. The Company has offered for sale its Oshkosh building and land; it is now classified as discontinued operations. A former franchisee operated from this location, but ceased operations on July 31, 2007. The Company put the property up for sale in August 2007. The assets associated with the discontinued operations are now classified as current assets. These assets remained consistent at Q1 compared to FYE. Other current assets remained the same; thus, current assets increased by $1,280.

Net property and equipment decreased from FYE because of depreciation. Consequently, net property and equipment decreased by $263, which is the amount accumulated depreciation increased since FYE. As a result, total assets at Q1 increased by $1,017 to $1,281,886 from $1,280,869 at FYE.

Current liabilities increased by $26,347 to $1,300,927 at Q1 from $1,274,580 at FYE. Accounts payable and accrued expenses increased by $15,645. At the same time, accounts payable to related parties has increased to $120,129 from $96,374 at FYE. This reflects the Company's current policy of paying its third party vendors instead of paying related parties. The notes and liabilities related to the original purchase of the land for the franchisee at Oshkosh are now classified as current liabilities of discontinued operations since the building and property are for sale. The liabilities of discontinued operations have decreased by $13,053 since FYE. As a result of current assets that remained about the same FYE and an increase in current liabilities, the Company's working capital decreased from $4,859 at FYE to negative working capital of ($20,208) at Q1.

The Three Months Ended March 31, 2008, Compared to March 31, 2007

Significant changes in the results of operations for the three months ended March 31, 2008 ("Q1") compared to the first quarter of 2007 ("Q07") include the following: revenues from continuing operations decreased from $69,274 in Q07 to $56,706 in Q1. This was a result of significant decreases in franchise fees from Plover, Wisconsin (a decrease of $3,950), and a system wide decrease at all of the other franchisees. No franchisee improved from its prior year fees, and no new franchises opened during Q1.

Operating costs decreased by $9,798 during Q1 to $56,744 from $66,542 during Q07. General and administrative costs decreased by $9,537. This was largely the result of decreases in salaries ($10,406) and consulting expenses to the Company's West Coast consultant ($3,600), which were offset by an increase in legal and accounting costs ($5,157), which had been higher in Q07 because of the additional compliance work necessitated by new requirements from the Sarbanes Oxley Act.

As a result, income(loss) from operations decreased $2,770 during Q1, when compared to Q07. The net loss from continuing operations was ($38) in Q1. The loss on discontinued operations at the Oshkosh location was ($25,292) in Q1, which was an increase in loss of $12,261, when compared to a loss in Q07 of ($13,031). Thus, net loss for Q1 was ($25,330) compared to a net loss in Q07 of ($10,298).

Loss per basic and diluted common share for continuing operations, discontinued operations and all operations was $.00 per share for Q1 and $.00 for Q07.

Liquidity and Capital Resources

Normally, changes in the Company's liquidity and capital will depend primarily on continuing royalty fees received from franchisees using the Company's trademark and restaurant concept. This in turn will be reflective of the general economies in the areas where Hudson's Grill restaurants are located. The Company does not currently plan to raise any capital or borrow funds to meet liquidity needs, and thus, will rely solely on cash flows from operations or from funds or services provided by its directors. The Company's subsidiary HGIO, however, borrowed money to buy real property in Oshkosh, Wisconsin, that was modified to be a Hudson's Grill and had been leased to a new franchisee. This has affected the Company's liquidity since then, including Q1, since the Company paid and has been paying for major expenses and interest related to the restaurant facilities that HGIO was leasing out in Oshkosh, which has since closed, and is classified as discontinued operations. Currently, the Company's shortfall in cash flow has been covered by increased payables to related parties.

The Company has scheduled payments with its creditors, including the related party creditors, to fit within its cash flow constraints, but as of August 1, 2007, the Company has suspended the mortgage payments on the Oshkosh property because the most recent Oshkosh franchisee closed down its operations there on July 31, 2007, due to poor sales and has ceased making any rent payments.

The mortgagee of the Oshkosh property is currently working with the Company and is waiting for the Company to sell or lease the property. The Company has listed the property for sale, but no meaningful offers have been received to date. In the mean time, the Company has agreed on a forbearance agreement with the mortgagee to pay a reduced interest rate of 5.25% and to pay interest only each month. This became effective November 2007 and gives the Company until July 1, 2008, to sell the property, provided it stays current with its reduced monthly payments. If the Company is not able to find a buyer by the end of the forbearance period and it cannot get an extension from the mortgagee, it will risk losing the property to foreclosure. It may not have sufficient cash flow to make mortgage payments without borrowing from related parties.

The franchises that have closed the last two years have significantly decreased the Company's royalty streams; these losses have not been offset. The Company's cash balance of $2,545 at March 31, 2008, was $2,734 less than at the year ended December 31, 2007. The lack of cash flow is a significant problem, and the Company's ability to stay in business has been compromised by it.

The Company does not sustain much seasonal volatility in revenues since its franchisees are dispersed geographically and climactically. Additionally, it does not have any material commitments for capital expenditures and doesn't plan any in the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

The Company believes that available cash resources, together with anticipated revenues from operations may not be sufficient to satisfy our capital requirements through December 31, 2008. If sufficient capital cannot be maintained or obtained, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to its operations and financial position, or cease operations altogether. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.

Item 4T. Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the Company's disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

The Company's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2008, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported consolidated financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period.

MANAGEMENT'S QUARTERLY REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Its internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management, including its principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Securities and Exchange Commission. Based on its evaluation, the Company's management concluded that there is a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the monitoring and review of work performed by the Company's sole accounting employee in the preparation of audit and financial statements, footnotes and financial data provided to the Company's registered public accounting firm in connection with the annual audit and the quarterly reviews. All of the Company's financial reporting is carried out by its one accounting employee, and although the Company has an audit committee, the committee has only one member and no financial resources to hire others. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by the sole audit committee member and the President for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. If the Company's finances allow, it will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our sole accounting employee, but at the current time, that seems very unlikely.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this quarterly report.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In March 2008 the Company was sued in Wisconsin by a sign company that provided signage to the Company's Oshkosh subsidiary and to its original Oshkosh franchisee. The Company has denied any liability. The franchisee is bankrupt. The Plaintiff is seeking approximately $30,000 in damages from the Company. The Company is not involved in any other legal proceedings and knows of no other matters that have been threatened against the Company.

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

(Registrant) HUDSON'S GRILL INTERNATIONAL, INC. By: s/s David L. Osborn David L. Osborn, President Date: May 20, 2008
		HUDSON'S GRILL INTERNATIONAL, INC.

		CONSOLIDATED BALANCE SHEETS

		ASSETS
			Mar. 31, 2008	Dec. 31, 2007
			(Unaudited)	(Audited)
Current assets:
	Cash and cash equivalents		$2,545	$5,279
	Accounts receivable, net		40,483	36,164
	Other current assets		3,552	3,552
	Assets of discontinued operations		1,234,139	1,234,444
		Total current assets	1,280,719	1,279,439

Property and equipment, at cost:
	Office furniture and equipment		25,637	25,637
	Accumulated depreciation		(24,470)	(24,207)
		Property and equipment, net	1,167	1,430

		TOTAL ASSETS	$1,281,886	$1,280,869

		LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
	Accounts payable and accrued expenses		$26,120	$10,475
	Accounts payable to related parties		120,129	96,374
	Liabilities of discontinued operations (see note 5)		1,108,603	1,121,656
	Liabilities of discontinued operations-related party (see note 5)		46,075	46,075
		Total current liabilities	1,300,927	1,274,580

Commitments and contingencies			-	-

Stockholders' equity (deficit):
	Common stock, Class A, no par value, 100,000,000 shares
		authorized, 7,643,986 shares issued and outstanding
		at March 31, 2008 and December 31, 2007	179,955	179,955
	Common stock, Class B, no par value, 15,000,000 shares
		authorized, no shares issued and outstanding	-	-
	Accumulated deficit		(198,996)	(173,666)
		Total stockholders' equity (deficit)	(19,041)	6,289

		TOTAL LIABILITIES AND STOCKHOLDERS'	$1,281,886	$1,280,869
		EQUITY (DEFICIT)
			HUDSON'S GRILL INTERNATIONAL, INC.

			CONSOLIDATED STATEMENTS OF OPERATIONS

			Three Months Ended March 31,
			2008	2007
			(Unaudited)	(Unaudited)

Revenues
	Franchise fees		$56,706	$69,274
		Total revenues	56,706	69,274

Operating costs:
	General and administrative		56,481	66,018
	Depreciation		263	524
		Total operating costs	56,744	66,542

		Income (loss) from operations	(38)	2,732

		Income (loss) from continuing operations	(38)	2,732

Discontinued operations (see note 5)
	Loss on discontinued operations		(25,292)	(13,031)

Net loss			$(25,330)	$(10,299)

Net income (loss) per share-
	basic and diluted
	Continuing operations		$-	$-
	Discontinued operations		$-	$-
Net loss per share-			$-	$-

Weighted average
	outstanding shares-
	basic and diluted		7,643,986	7,643,986
		HUDSON'S GRILL INTERNATIONAL, INC.

		CONSOLIDATED STATEMENTS OF CASH FLOWS

						Three Months Ended March 31,
						2008	2007
						(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
	Net loss					$ (25,330)	$ (10,299)
	Adjustments to reconcile net loss to net cash
		provided by (used in) operating activities:
			Amortization of loan origination costs			305	612
			Depreciation			263	10,309
			Changes in operating assets and liabilities:
				Accounts receivable		(4,319)	7,787
				Other current assets		-	(792)
				Accounts payable and accrued expenses		2,592	7,304
				Accounts payable to related parties		23,755	(1,566)
					Net cash provided by (used in)
					operating activities	(2,734)	13,355

Cash Flows From Financing Activities:

	Repayment of notes payable					-	(1,740)
					Net cash used in
					financing activities	-	(1,740)

Net Increase (Decrease) In Cash						(2,734)	11,615

Cash, beginning of period						5,279	-

Cash, end of period						$ 2,545	$ 11,615

Supplemental Disclosures:
	Income taxes paid					$ 0	$ 0
	Interest paid					$ 15,690	$ 21,465
Non-cash Transaction:
	Accrued compensation paid with stock					$ 0	$ 12,900
	Accrued interest converted to debt					-	$ 0

1. UNAUDITED INFORMATION

The consolidated balance sheet of Hudson's Grill International, Inc. (the "Company") as of March 31, 2008, and the consolidated statements of operations for the three month period ended March 31, 2008 and 2007, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of March 31, 2008, and the results of operations for the three months ended March 31, 2008 and 2007.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company's consolidated financial statements as filed on Form 10-K for the year ended December 31, 2007.

As noted in the Company's consolidated financial statements as filed on Form 10-K, one of the Company's directors owns one franchise that does not pay any franchise fees. This is the result of a previous agreement with the Company prior to the director's involvement with the Company; the Company is not required to perform any services for the franchise owned by the director.

2. ACCOUNTING CHANGES

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007, and the adoption did not have a material impact to the Company's consolidated financial statements or effective tax rate and did not result in any unrecognized tax benefits. Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company's consolidated financial statements. For the three months ended March 31, 2008 and 2007, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The Company is currently subject to a three year statue of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction.

In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. The requirements of SFAS 157 are first effective for the Company's fiscal year beginning January 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, the Company's adoption of this standard on January 1, 2008, is limited to financial assets and liabilities. The adoption of SFAS 157 has not had a material effect on the Company's financial condition or results of operations. However, the Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore has not yet determined the impact that it will have on its financial statements upon full adoption.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ---- Including an Amendment of FASB Statement No. 115. The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning in fiscal year 2008 and became effective with the Company on January 1, 2008. It has not had a material impact on the Company's consolidated results of operations or financial condition.

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

4. DISCONTINUED OPERATIONS

On June 9, 2006, HGI-Oshkosh LLC ("HGIO"), a Texas limited liability company and wholly owned subsidiary of the Company, purchased a building and land in Oshkosh, Wisconsin, for $1,115,000. It also purchased furniture and equipment for $114,927, which was used to finish out the building as a Hudson's Grill. HGIO borrowed $1,075,000 on a twenty year note from the Upper Peninsula State Bank in Escanaba, Michigan, and $50,000 from the Company, to buy the building, land, furniture and equipment; the Company borrowed the $50,000 that it loaned to HGIO from Border City Ale House, Inc. ("BCAH"), a company owned by Anthony B. Duncan, one of the Company's directors. The Upper Peninsula State Bank note had a variable interest rate of 1.5% over the prime rate as quoted by the Wall Street Journal; the monthly payments were $10,178. HGIO originally leased the building, land, furniture and equipment to Service Solutions of Oshkosh, Inc., a former franchisee of the Company. On May 1, 2007, it leased the property to Are We There Yet, LLC, a new franchisee of the Company, which has subsequently ceased operations at the Oshkosh location on July 31, 2007. The property is currently vacant and had been for sale since August 2007. Effective November 1, 2007, pursuant to a forbearance agreement, the interest rate on the State Bank note was adjusted to 5.25%, and the monthly payments were interest only until July 1, 2008, when the forbearance agreement was set to expire; the mortgagee had the power to file a deed in lieu of foreclosure at the earlier of July 1, 2008, or a default on the forbearance agreement by the Company. In May 2008, the Company defaulted on the forbearance agreement, and the bank exercised its right to file the deed on May 15, 2008. The bank now has title to the property. The BCAH note has a variable interest rate of 1.0% over the prime rate as quoted by the Wall Street Journal. The Company is currently paying interest only on the BCAH note. The unpaid balance of the BCAH note is due on May 23, 2008, if the building is sold by then, but if not, it has been extended until the building is sold.

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

5. SUBSEQUENT EVENTS

The franchisee of the Marshfield, Wausau and Plover, Wisconsin Hudson's Grills has unilaterally reduced the amount of fees it has been paying the Company. The Company has not yet filed suit to enforce its franchise agreement. This franchisee comprises the largest part of the Company's remaining franchisees, and the reduction in fees will have a significant effect on the Company's cash flow in the future until it resolves the payments owed to it by its franchisee.

On May 14, 2008, the mortgagee of the Company's Oshkosh property sent a notice of election to file a deed in lieu of foreclosure, which deed was provided to it as part of the forbearance agreement signed November 1, 2007. Title to the Oshkosh property was transferred to the mortgagee on May 15, 2008, pursuant to the forbearance agreement.