Form 10-Q
period 2008-06-30
HUDSONS GRILL INTERNATIONAL INC
filed 2008-08-29
CIK 1104254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

10,388,986 shares of Class A Common Stock outstanding as of August 22, 2008.

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

Consolidated Balances as of June 30, 2008, Compared to December 31, 2007

The Company's cash and cash equivalents balance at June 30, 2008 ("Q2") was $7,016, which is $1,737 more than it was at December 31, 2007 ("FYE"), when it was $5,279. Accounts receivable increased $21,661 because the Company's franchisees have been paying their fees slower due to increased pressures from slower sales during the current economic slowdown. The Company feels, nevertheless, that all of these will be collected, and thus, no allowance for reserves is currently deemed necessary. The Company's Oshkosh building and land were transferred to the mortgagee in May 2008, and on June 27, 2008, the Company's subsidiary that held title to the Oshkosh property filed for protection under chapter 7 of the federal bankruptcy code. It was classified as a discontinued operation until June 2008; thus, the Company has now written it off. As a result, the assets of discontinued operations decreased $1,234,444 from FYE, and at Q2 are now zero. Thus, current assets decreased by $1,210,064.

Net property and equipment decreased from FYE because of depreciation. Consequently, net property and equipment decreased by $526, which is the amount accumulated depreciation increased since FYE. As a result, total assets at Q2 decreased by $1,210,590 to $70,279 from $1,280,869 at FYE.

Current liabilities decreased by $1,005,335 to $269,245 at Q2 from $1,274,580 at FYE. Accounts payable and accrued expenses increased by $23,063. At the same time, accounts payable to related parties has increased to $154,632 from $96,374 at FYE. This reflects the Company's current policy of paying its third party vendors instead of paying related parties. The notes and liabilities related to the original purchase of the land for the franchisee at Oshkosh were classified as current liabilities of discontinued operations until the property was transferred to the mortgagee in May 2008. The mortgagee agreed to take back the property and release the Company from all liability except for $35,000, provided this amount is paid when the Company is able to reorganize. The Company's majority shareholders have agreed to provide enough stock to a third party to enable the reorganization, which is anticipated to be completed in August 2008. As a result, the Company has written off all but $35,000 of its obligations to the mortgagee, which is now classified as a current note payable, and has written off all of the liabilities associated with its discontinued operations, which at FYE was $1,121,656. As a result, the Company's working capital decreased from $4,859 at FYE to negative working capital of ($199,870) at Q2.

The Three Months Ended June 30, 2008, Compared to June 30, 2007

Significant changes in the results of operations for the three months ended June 30, 2008 ("Q2") compared to the second quarter of 2007 ("Q07") include the following: revenues from continuing operations decreased from $65,699 in Q07 to $59,432 in Q2. This was a result of system wide decreases in franchise fees. No franchisee improved from its prior year fees except for Escanaba, Michigan, and no new franchises opened during Q2.

Operating costs decreased by $2,418 during Q2 to $78,456 from $80,874 during Q07. General and administrative costs decreased by $2,158. This was largely the result of decreases in salaries, travel and consulting expenses, which were offset by an increase in legal and accounting costs, which had been higher in Q2 because of the additional compliance work necessitated by new requirements from the Sarbanes Oxley Act and due to work necessitated by the disposition of the discontinued operations and a potential reorganization.

As a result, loss from operations increased $3,849 during Q2, when compared to Q07. The net loss from continuing operations was ($19,024) in Q2. The Company incurred a loss of ($153,696) on the disposition of its discontinued operations in Oshkosh. The loss from discontinued operations at the Oshkosh location prior to the disposition was ($4,994) in Q2, which was a decrease in loss of $19,281, when compared to a loss in Q07 of ($24,275). The Company had interest expense of $2,210 in Q2 and zero in Q07, and thus, net loss for Q2 was ($179,924) compared to a net loss in Q07 of ($39,450).

Loss per basic and diluted common share for continuing operations was $.00 per share for Q2 and $.00 for Q07. For discontinued operations and all operations in Q2 the loss was ($.02) per share and for Q07 the loss for discontinued operations was ($.01) per share and for all operations it was ($.01) per share.

The Six Months Ended June 30, 2008, Compared to June 30, 2007

Significant changes in the results of operations for the six months ended June 30, 2008 ("YTD08") compared to the first six months of 2007 ("YTD07") include the following: revenues from continuing operations decreased from $134,973 in YTD07 to $116,138 in YTD08. This was a result of system wide decreases in franchise fees. No franchisee improved from its prior year fees, and no new franchises opened during YTD08.

Operating costs decreased by $12,216 during YTD08 to $135,200 from $147,416 during YTD07. General and administrative costs decreased by $11,694. This was largely the result of decreases in salaries, travel and consulting expenses, which were partially offset by an increase in legal and accounting costs, which had been higher in YTD08 because of the additional compliance work necessitated by new requirements from the Sarbanes Oxley Act and due to work necessitated by the disposition of the discontinued operations and a potential reorganization.

As a result, loss from operations increased $6,619 during YTD08, when compared to YTD07. The net loss from continuing operations was ($19,062) in YTD08. The Company incurred a loss of ($153,696) on the disposition of its discontinued operations in Oshkosh and also incurred $3,276 in interest expense. The loss from discontinued operations at the Oshkosh location prior to the disposition was ($29,221) in YTD08, which was a decrease in loss of $8,084, when compared to a loss in YTD07 of ($37,305). The Company had interest expense of $3,276 in YTD08 and zero in YTD07, and thus, net loss for YTD08 was ($205,255) compared to a net loss in YTD07 of ($49,748).

Loss per basic and diluted common share for continuing operations was $.00 per share for YTD08 and $.00 for YTD07. For discontinued operations in YTD08 the loss was ($.03) per share and for all operations it was ($.03) and for YTD07 the loss for discontinued operations was ($.01) per share and for all operations it was ($.01) per share.

Liquidity and Capital Resources

Normally, changes in the Company's liquidity and capital will depend primarily on continuing royalty fees received from franchisees using the Company's trademark and restaurant concept. This in turn will be reflective of the general economies in the areas where Hudson's Grill restaurants are located. The Company does not currently plan to raise any capital or borrow funds to meet liquidity needs, and thus, will rely solely on cash flows from operations or from funds or services provided by its directors. The Company's subsidiary HGIO, however, borrowed money to buy real property in Oshkosh, Wisconsin, that was modified to be a Hudson's Grill and had been leased to a new franchisee. This has affected the Company's liquidity since then, including Q2, since the Company paid and has been paying for major expenses and interest related to the restaurant facilities that HGIO was leasing out in Oshkosh, which has since closed; subsequently, this property was transferred to the mortgagee in May 2008. It had been classified as discontinued operations. Currently, the Company's shortfall in cash flow has continued to be covered by increased payables to related parties.

The Company had scheduled payments with its creditors, including the related party creditors, to fit within its cash flow constraints, but as of August 1, 2007, the Company has suspended the mortgage payments on the Oshkosh property because the most recent Oshkosh franchisee closed down its operations there on July 31, 2007, due to poor sales and ceased making any rent payments.

The mortgagee of the Oshkosh property was working with the Company and was waiting for the Company to sell or lease the property. The Company had listed the property for sale, but no meaningful offers were ever received. In the mean time, the Company had agreed on a forbearance agreement with the mortgagee to pay a reduced interest rate of 5.25% and to pay interest only each month. This became effective November 2007. The Company was not able to keep these payments current, and as a consequence turned the property over the mortgagee in June 2008. The Company lost significant resources that were in place at the property.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

RISK FACTORS

IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING OUR BUSINESS AND PROSPECTS.

CONDITIONS EXIST WHICH CAUSE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The Report of our independent registered public accounting firm with respect to our financial statements as of December 31, 2007, and for the year then ended contains a qualification with respect to our ability to continue as a going concern.

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

The Company's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2008, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported consolidated financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period.

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

The material weakness relates to the monitoring and review of work performed by the Company's sole accounting employee in the preparation of audit and financial statements, footnotes and financial data provided to the Company's registered public accounting firm in connection with the annual audit and the quarterly reviews. All of the Company's financial reporting is carried out by its one accounting employee, and although the Company has an audit committee, the committee has only one member and no financial resources to hire others. This lack of accounting staff results in a lack of segregation of duties and accounting echnical expertise necessary for an effective system of internal control.

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

This quarterly report does not include an attestation report of the Company's registered independent public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this quarterly report.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter. Subsequent to the quarter, the Company issued 500,000 shares to Robert W. Fischer ("Fischer"), 270,000 shares to Roy Millender ("Millender"), and 1,975,000 shares to Concept Franchising LLC ("Concept"). The shares were issued to pay certain current and future obligations owed to Fischer and Millender, and were issued in exchange for Concept's assuming certain liabilities of the Company.

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

(Registrant) HUDSON'S GRILL INTERNATIONAL, INC. By: s/s David L. Osborn David L. Osborn, President Date: August 29, 2008
		HUDSON'S GRILL INTERNATIONAL, INC.

		CONSOLIDATED BALANCE SHEETS

		ASSETS
			June 30, 2008	December 31, 2007
			(Unaudited)	(Audited)
Current assets:
	Cash and cash equivalents		$7,016	$5,279
	Accounts receivable, net		57,825	36,164
	Other current assets		4,534	3,552
	Assets of discontinued operations		-	1,234,444
		Total current assets	69,375	1,279,439

Property and equipment, at cost:
	Office furniture and equipment		25,637	25,637
	Accumulated depreciation		(24,733)	(24,207)
		Property and equipment, net	904	1,430

		TOTAL ASSETS	$70,279	$1,280,869

		LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
	Accounts payable and accrued expenses		$33,538	$10,475
	Accounts payable to related parties		154,632	96,374
	Note payable		35,000	-
	Note payable, related party		46,075	-
	Liabilities of discontinued operations (see note 4)		-	1,121,656
	Liabilities of discontinued operations, related party (see notes 4 & 5)		-	46,075
		Total current liabilities	269,245	1,274,580

Stockholders' equity (deficit):
	Common stock, Class A, no par value, 100,000,000 shares
		authorized, 7,643,986 shares issued and outstanding
		at June 30, 2008 and December 31, 2007	179,955	179,955
	Common stock, Class B, no par value, 15,000,000 shares
		authorized, no shares issued and outstanding	-	-
	Accumulated deficit		(378,921)	(173,666)
		Total stockholders' equity (deficit)	(198,966)	6,289

		TOTAL LIABILITIES AND
		STOCKHOLDERS' EQUITY (DEFICIT)	$70,279	$1,280,869

			HUDSON'S GRILL INTERNATIONAL, INC.

			CONSOLIDATED STATEMENTS OF OPERATIONS

				Three Months Ended		Six Months Ended
				June 30,	June 30,	June 30,	June 30,
				2008	2007	2008	2007
				(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
	Franchise fees			$59,432	$65,699	$116,138	$134,973
		Total revenues		59,432	65,699	116,138	134,973

Operating costs:
	General and administrative			78,192	80,350	134,674	146,368
	Depreciation			264	524	526	1,048
		Total operating costs		78,456	80,874	135,200	147,416

		Loss from operations		(19,024)	(15,175)	(19,062)	(12,443)

Other income (expense):
	Interest expense			(2,210)	-	(3,276)	-
		Total other expense		(2,210)	-	(3,276)	-

Discontinued operations (see note 4)
	Loss on discontinued operations			(4,994)	(24,275)	(29,221)	(37,305)
	Loss on disposal of operations			(153,696)	-	(153,696)	-
		Total loss on discontinued operations		(158,690)	(24,275)	(182,917)	(37,305)

Net loss				$(179,924)	$(39,450)	$(205,255)	$(49,748)

Net loss per share-
	basic and diluted
	Continuing operations			$-	$-	$-	$-
	Discontinued operations			$-0.02	$-0.01	$-0.03	$-0.01
Net loss per share-				$-0.02	$-0.01	$-0.03	$-0.01

Weighted average
	outstanding shares-
	basic and diluted			7,643,986	7,643,986	7,643,986	7,643,986

					HUDSON'S GRILL INTERNATIONAL, INC.

					CONSOLIDATED STATEMENTS OF CASH FLOWS

						Six Months Ended June 30,
						2008	2007
						(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
	Net loss					$ (205,255)	$ (49,748)
	Adjustments to reconcile net loss to net cash
		provided by (used in) operating activities:
			Amortization of loan origination costs			5,386	1,224
			Loss on disposal of operations			153,696	-
			Depreciation			526	20,619
			Changes in operating assets and liabilities:
				Accounts receivable		(21,661)	6,845
				Other current assets		(982)	(1,532)
				Accounts payable and accrued expenses		11,769	(327)
				Accounts payable to related parties		58,258	22,093
					Net cash provided by
					(used in) operating activities	1,737	(826)

Cash Flows From Financing Activities:

	Proceeds from issuance of notes payable					-	2,628

					Net cash provided by
					financing activities	-	2,628

Net Increase In Cash						1,737	1,802

Cash, beginning of period						5,279	-

Cash, end of period						$ 7,016	$ 1,802

Supplemental Disclosures:
	Cash paid for income taxes					$ 0	$ 0
	Cash paid for interest					$ 20,876	$ 40,748
Non-cash Transaction:
	Accrued compensation paid with stock					$ 0	$ 12,900
	Cancellation of debt through building
		foreclosure and new $35,000 note payable				$ 1,110,362	$ 0

1. UNAUDITED INFORMATION

The consolidated balance sheet of Hudson's Grill International, Inc. (the "Company") as of June 30, 2008, and the consolidated statements of operations for the three and six month periods ended June 30, 2008 and 2007, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of June 30, 2008, and the results of operations for the three and six months ended June 30, 2008 and 2007.

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

4. DISCONTINUED OPERATIONS

On June 9, 2006, HGI-Oshkosh LLC ("HGIO"), a Texas limited liability company and wholly owned subsidiary of the Company, purchased a building and land in Oshkosh, Wisconsin, for $1,115,000. It also purchased furniture and equipment for $114,927, which was used to finish out the building as a Hudson's Grill. HGIO borrowed $1,075,000 on a twenty year note from the Upper Peninsula State Bank in Escanaba, Michigan, and $50,000 from the Company, to buy the building, land, furniture and equipment; the Company borrowed the $50,000 that it loaned to HGIO from Border City Ale House, Inc. ("BCAH"), a company owned by Anthony B. Duncan, one of the Company's directors. HGIO leased the building, land, furniture and equipment to two franchisees, but each one failed, and the property became vacant in August 2007.

Effective November 1, 2007, pursuant to a forbearance agreement, the monthly payments were reduced; however, the bank had the power to file a deed in lieu of foreclosure at the earlier of July 1, 2008, or a default on the forbearance agreement by the Company. In May 2008, the Company defaulted on the forbearance agreement, and the bank exercised its right to file the deed on May 14, 2008. The bank now has title to the real property and all of the Company's personal property that was situated on the premises. Subsequent to the transfer of the property to the bank, the bank has agreed to accept $35,000 for a complete release of any remaining liability. The $35,000 is to be paid when the Company reorganizes and is not interest bearing as a result of the short time frame.

The Company is currently paying interest only on the BCAH note. The unpaid balance of the BCAH note was due on May 23, 2008, but it has been extended without any definite due date by the note holder, based on the cash flow of the Company.

The BCAH note has been classified as a current liability as "Note payable, related party" since it is currently due. The bank note was classified as a current liability as "Liabilities from discontinued operations" since the note secured the land and building that was for sale. Pursuant to EITF Issue Number 87-24, the Company has allocated all of the interest on the bank note to the discontinued operations because the proceeds from the loan were used solely to purchase the building and land, and, except for the remaining $35,000 owed to the bank, the loan was paid off when the building and land were transferred to the bank.

The operations of the Company related to its ownership of the building and land have been accounted for as discontinued operations under generally accepted accounting principles, and therefore, the results of operations related to the building and land have been reflected separately from the Company's results from continuing operations for all periods presented in the accompanying financial statements. The discontinued operations were disposed of as May 14, 2008, pursuant to the bank's exercise of its right to file a deed in lieu of foreclosure; subsequently, HGIO filed for bankruptcy liquidation under chapter 7 of the bankruptcy code on June 27, 2008. The Company wrote off all of its assets associated with the discontinued operations, which were $1,229,058, and, except for the remaining $35,000 owed to the bank, it wrote off all of its liabilities associated with the discontinued operations, which amounted to writing off $1,075,362. Thus, there was a loss on the disposal of the discontinued operations of $153,696.

5. SUBSEQUENT EVENTS

On July 1, 2008, the Company issued 500,000 shares of stock to Robert Fischer in exchange for his waiver of interest on the Company's account payable to him. Also, on July 1, 2008, the Company issued 270,000 shares of stock to Roy Millender as payment for the outstanding balance of $7,200 owed to him as of June 30, 2008, and for prepayment of $4,800, which represents the last remaining payments due him on his consulting agreement, which agreement ends October 2008. On August 11, 2008, the Company delivered 1,975,000 shares of its common stock and transferred all of its remaining assets to Concept Franchising, LLC ("Concept"), in exchange for Concept's assumption of almost all of the liabilities of the Company.