Form 10-Q
period 2008-09-30
HUDSONS GRILL INTERNATIONAL INC
filed 2008-11-25
CIK 1104254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

HUDSON’S GRILL INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

———————

Texas	333-94797	75-2738727
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

360 Main Street

Washington, VA 22747

(Address of Principal Executive Office) (Zip Code)

540-675-3149

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.				☒	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer		☐
Small reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).				☒	Yes	☐	No

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 10,388,986 shares of Class A Common Stock outstanding as of November 24, 2008.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.				☐	Yes	☐	No

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUDSON’S GRILL INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS
	Sept 30, 2008	December 31, 2007
Current assets:	(Unaudited)	(Audited)
Cash and Cash Equivalents	$0	$5,279
Accounts receivable, net	0	36,164
Other Current Assets	0	3,552
Assets of discontinued operations	0	1,234,444
Total Current Assets	0	1,279,439

Property and Equipment, at cost
Office furniture and Equipment	0	25,637
Accumulated Depreciation	0	(24,207)
Property and equipment, net	0	1,430
TOTAL ASSETS	$0	$1,280,869

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and accrued expenses	$1,310	$10,475
Accounts payable to related parties	0	96,374
Liabilities of discontinued operations	0	1,121,656
Liabilities of discontinued operations, related parties	0	46,075
Total Current Liabilities	1,310	1,274,580

Stockholders’ equity (deficit)
Common stock, Class A, no par value,
100,000,000 shares, authorized 7,643,986
shares issued and outstanding at
September 30, 2008 and December 31, 2007	179,955	179,955
Common stock, Class B, no par value,
15,000,000 shares authorized, no shares
Issued and outstanding	0	0
Accumulated deficit	(181,265)	(173,666)
Total stockholders’ equity (deficit)	(1,310)	6,289
TOTAL LIABILTIES AND
STOCKHOLDERS’ EQUITY (DEFICIT)	0	1,280,869

HUDSON’S GRILL INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	Sept 30, 2008	Sept 30 2007	Sept 30 2008	Sept 30 2007
Revenues	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Franchise Fees	0	70,299	0	205,273
Initial franchise fees	0	0	0	0
Total Revenues		70,299	0	205,273

Operating costs:
General and Administrative	1,696	61,784	1,696	208,154
Interest expense	0	0	0	0
Depreciation	0	524		1,572
Loss on discontinued Operations	0	0	51,559	0
Loss on disposal of Operations	0	0	0	0
Total Operating Expenses	1,696	62,308	53,255	209,726
Income (loss) From Operations	(1,696)	7,991	(53,255)	(4,453)
Other income (expense)
Gain on sale of assets	199,351	0	45,655	0
Total other income (expense)	197,655	0	45,655	0

Income (loss) from Continuing operations Before income tax	(1,696)	7,991	(7,600)	(4,453)
Income (loss from Continuing Operations	7,991	(7,600)	0	(4,453)

Discontinued operations
Loss on Discontinued operations (net of tax benefit)	0	(26,450)	0	(63,755)
Net income (loss)	197,655	(18,459)	(7,600)	(68,208)

Net income (loss) per share
Basic and diluted
Continuing operations	0	0	0	0
Discontinued operations
Net loss per share
Weight average
Outstanding shares
Basic and diluted	10,388,986	7,643,986	10,388,986	7,673,986

HUDSON’S GRILL INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. UNAUDITED INFORMATION

      The consolidated balance sheet of Hudson’s Grill International, Inc. (the         “Company”) as of September 30, 2008, and the consolidated statements of  operations for the three and nine month periods ended September 30, 2008  and 2007, have not been audited.  However, in the opinion of management,    such information includes all adjustments (consisting only of normal  recurring adjustments) which are necessary to properly reflect the financial   position of the Company as of September 30, 2008, and the results of  operations for the three and nine months ended September 30, 2008 and 2007.

      Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading.  Interim period results are not  necessarily indicative of the results to be achieved for an entire year.  These financial statements should be read in conjunction with the financial  statements and notes to financial statements included in the Company’s consolidated financial statements as filed on Form 10-Q for the year ended December 31, 2007

2. ACCOUNTING CHANGES

      In June 2006, the FASB issued interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,  Accounting for Income Taxes (Fin48), to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting  for income taxes by prescribing a minimum recognition threshold that a tax  position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance for derecognition measurement,   classification, interest, and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 as of January 1, 2007, and the adoption did not have a material impact to the Company’s consolidated financial statements or effective tax rate and did not result in any unrecognized tax benefits.  Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs,  respectively, in the Company’s consolidated financial statements.  For the three and nine months ended September 30, 2007 and 2006, the Company did not recognize any interest or penalty expense related to income taxes.  The            Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.  The Company is currently subject to a three year statute of       limitation by major tax jurisdictions.  The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER PORTIONS OF THIS REPORT CONTAIN FORWARD-LOOKING INFORMATION THAT INVOLVES RISKS AND UNCERTAINTIES, OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING INFORMATION. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, AVAILABLILITY OF FINANCIAL RESOURCES FOR LONG TERM NEEDS, PRODUCT DEMAND, MARKET ACCEPTANCE AND OTHER FACTORS DISCUSSED ELSEWHERE IN THIS REPORT.  THIS MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

Material changes in the consolidated financial condition of the Company and its subsidiary and in the results of their operations since the end of its last fiscal year and their results from the comparable period in their last fiscal year including the following:

Asset Purchase Agreement

The Company entered into an asset purchase agreement on August 11, 2008 with Concept Franchising, LLC.  Concept Franchising, LLC purchased all of the assets and assumed all of the liabilities of Hudson’s Grill International, Inc with the exception of the assets relating to the ability of Hudson’s Grill International, Inc to exist as a corporation.   The Board of Directors of Hudson’s Grill International met on August 8, 2008 and appointed Mr. Joseph J. Meuse as Director, President and Secretary of the Corporation.  Following that appointment all other board members resigned.

Purchase of Control Stock

On August 11, 2008, the Company approved the purchase of 5,300,770 shares of common stock from several shareholders by Belmont Partners, LLC which effectively gives Belmont Partners, LLC a control share of Hudson’s Grill International, Inc.  Since August 11, 2008 their have been no operations.  Subsequent to the purchase of all assets of Hudson’s Grill International, Inc., the balance sheet accounts are zero or minimal compared to the prior quarter June 30, 08 and prior year end.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The Company’s current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources.  Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's need for capital may change dramatically because of any business acquisition or combination transaction.  There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future.  Further, there can be no assurance that the

Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

Plan of Operation

The Company’s current purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived   advantages of a Securities   Exchange Act of 1934   registered corporation.  As of the date of this registration statement, the Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition, and neither the Company’s officer and director nor any  promoter  and  affiliate  has  engaged  in any  negotiations  with  any representatives  of  the  owners  of  any  business  or  company  regarding  the possibility of a merger or acquisition between the Company and such other company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

RISK FACTORS

IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING OUR BUSINESS AND PROSPECTS,

CONDITIONS EXIST WHICH CAUSE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Pending negotiation and consummation of a combination,   the Company anticipates  that  it  will  have,  aside  from  carrying  on its  search  for a combination partner, no business activities, and, thus, will have no source of revenue.  Should the Company incur any significant liabilities prior to a combination  with  a  private  company,  it may  not be  able  to  satisfy  such liabilities as are incurred.

If the Company’s management pursues one or more combination opportunities beyond the preliminary   negotiations   stage and those   negotiations   are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated.  In that event, the Company is common stock will become worthless and holders of the Company’s common stock will receive a nominal distribution, if any, upon the Company’s liquidation and dissolution.

Item  4T. Controls and Procedures.

The Company maintains “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The new management of the Company has designed and evaluated the Company’s disclosure controls and procedures.  Management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The change in management during the quarter ending September 30, 2008 will not have a material affect on our internal control over financial reporting as there are no operations at this time.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Exhibit Title
31.1	Certification of Joseph Meuse pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph Meuse pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

8

SIGNATURES

In accordance with the requirements of Section Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hudson’s Grill International, Inc.

Date: November 24, 2008	By:	/s/ Joseph Meuse
Joseph Meuse
President and Chief Executive Officer