Form 10-Q/A
period 2008-09-30
HUDSONS GRILL INTERNATIONAL INC
filed 2008-12-01
CIK 1104254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

Amendment No. 1

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUDSON’S GRILL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	Sept 30, 2008	Dec 31, 2007
Current assets:	(Unaudited)	(Audited)
Cash and Cash Equivalents	$0	$5,279
Accounts receivable, net	0	36,164
Other Current Assets	0	3,552
Assets of discontinued operations	0	1,234,444
Total Current Assets	0	1,279,439

Property and Equipment, at cost
Office furniture and Equipment	0	25,637
Accumulated Depreciation	0	(24,207)
Property and equipment, net	0	1,430
TOTAL ASSETS	$0	$1,280,869

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and accrued expenses	$1,310	$10,475
Accounts payable to related parties	0	96,374
Liabilities of discontinued operations	0	1,121,656
Liabilities of discontinued operations, related parties	0	46,075
Total Current Liabilities	1,310	1,274,580

Stockholders’ equity (deficit)
Common stock, Class A, no par value,
100,000,000 shares, authorized 10,388,986 and
7,643,986 shares issued and outstanding respectively at
September 30, 2008 and December 31, 2007	384,107	179,955
Common stock, Class B, no par value,
15,000,000 shares authorized, no shares
Issued and outstanding	0	0
Accumulated deficit	(385,417)	(173,666)
Total stockholders’ equity (deficit)	(1,310)	6,289
TOTAL LIABILTIES AND
STOCKHOLDERS’ EQUITY (DEFICIT)	0	1,280,869

HUDSON’S GRILL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	Sept 30, 2008	Sept 30 2007	Sept 30 2008	Sept 30 2007
Revenues	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Franchise Fees	0	70,299	116,138	205,273
Initial franchise fees	0	0	0	0
Total Revenues	0	70,299	116,138	205,273

Operating costs:
General and Administrative	6,496	61,784	141,169	208,154
Interest expense	0	0	0	0
Depreciation	0	524	527	1,572
Loss on discontinued Operations	0	0	0	0
Loss on disposal of Operations	0	0	0	0
Total Operating Expenses	6,496	62,308	141,696	209,726
Income (loss) From Operations	(6,496)	7,991	(25,558)	(4,453)
Other income (expense)
Interest expense	0	0	2,210	0
Total other income (expense)	0	0	(2,210)	0

Income (loss) from Continuing operations Before income tax		7,991		(4,453)
Income (loss from Continuing Operations)	(6,496)	(7,600)	(27,768)	(4,453)

Discontinued operations
Loss on Discontinued operations (net of tax benefit)	0	0	(30,286)	(63,755)
Loss on Disposal of operations	0	0	(153,696)	0
Total loss on discontinued operations	0	0	(183,982)	0
Net income (loss)	(6,496)	(18,459)	(211,750)	(68,208)

Net income (loss) per share
Basic and diluted
Continuing operations	0	0	0	0
Discontinued operations	0	0	(0.02)	(0.01)
Net loss per share
Weight average
Outstanding shares
Basic and diluted	10,388,986	7,643,986	10,388,986	7,643,986

HUDSON’S GRILL INTERNATIONAL, INC.
Cash Flow from Operations

Net Loss	(211,750)

Adjustments to reconcile net loss
to net cash provided by operating
activities:
Amortization of loan origination costs	5,386
Loss on Discontinued Operations
Loss on Disposal of Operations	153,696
Depreciation	526
Changes in Operating Assets and Liabilities
Accounts Receivable	(21,661)
Other Current Assets	(982)
Accounts Payable/accrued expenses	18,264
Accounts Payable/related parties	58,258
Net cash provided by (used in) operations	1,737

Cash Flow from Financing Activities
Payments of Notes Payable	(7,016)

Net cash provided by Financing Activities	(7,016)

Net Decrease in Cash	(5,279)

Cash, beginning of period	5,279
Cash, end of period	0

Supplemental Disclosures:
Cash paid for interest	20,876

Non Cash Transaction
Cancellation of debt through building foreclosure
and new $35,000 note payable	1,110,362

Issuance of Stock to satisfy liabilities	204,152

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

Purchase of Control Stock

On August 11, 2008, the Company approved the purchase of 5,300,770 shares of common stock from several shareholders by Belmont Partners, LLC which effectively gives Belmont Partners, LLC a control share of Hudson’s Grill International, Inc.  Since August 11, 2008 their have been no operations.  Subsequent to the purchase of all assets of Hudson’s Grill International, Inc., the balance sheet accounts are zero or minimal compared to the prior quarter June 30, 2008 and prior year end.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 26, 2008 the Board of Directors (the “Board”) of Hudson’s Grill International, Inc. (“HGII”) approved the issuance of 270,000 shares of restricted common stock to Roy Millender.  Such issuance was approved in exchange for full and complete satisfaction for all debts owed to Mr. Millender by HGII.  On June 26, 2008 the Board approved the issuance of 1,975,000 shares of restricted common stock to Concept Franchising, LLC as partial compensation for Concept Franchising, LLC agreeing to assume all of HGII’s liabilities.  On June 4th, 2008, the Board approved the issuance of 500,000 shares of restricted common stock to Robert Fischer with the understanding that Mr. Fischer will not charge interest to HGII in the future, for providing services to HGII currently and in the future, and to continue to charge HGII the same rate as has been charged previously.  All of the share issuances discussed above were effected on July 1, 2008.

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

Hudson’s Grill International, Inc.

Date: December 1, 2008	By:	/s/ Joseph Meuse
Joseph Meuse
President and Chief Executive Officer