Form 10-Q/A
period 2008-09-30
HUDSONS GRILL INTERNATIONAL INC
filed 2008-12-19
CIK 1104254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

Amendment No. 2

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

360 Main Street

Washington, VA 22747

(Address of Principal Executive Office) (Zip Code)

540-675-3149

(Registrant’s telephone number, including area code)

16970 Dallas Parkway, Suite 402, Dallas, Texas  75248

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer		☐

Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).				☒	Yes	☐	No

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 10,388,986 shares of Class A Common Stock outstanding as of November 30, 2008.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUDSON’S GRILL INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	ASSETS
		Sept 30, 2008	December 31, 2007
Current assets:		(Unaudited)
	Assets of discontinued operations	0	1,279,439
	Total current assets	0	1,279,439
	Assets of discontinued operations, non-current	0	1,430
	TOTAL ASSETS	$0	$1,280,869

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
	Accounts payable and accrued expenses	$1,696 0 0	$0 142,449 1,132,131
	Liabilities of discontinued operations, related parties
	Liabilities of discontinued operations
	Total current liabilities	1,696	1,274,580

Stockholders’ equity (deficit)
	Common stock, Class A, no par value,
	100,000,000 shares, authorized 10,388,986
	shares issued and outstanding at
	September 30, 2008 and 7,643,986 issued and outstanding at December 31, 2007	402,678	179,955
	Common stock, Class B, no par value,
	15,000,000 shares authorized, no shares
	issued and outstanding	0	0
	Accumulated deficit	(404,374)	(173,666)
	Total stockholders’ equity (deficit)	(1,696)	6,289
	TOTAL LIABILITIES AND
	STOCKHOLDERS’ EQUITY (DEFICIT)	$0	$1,280,869

HUDSON’S GRILL INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended Nine Months Ended
	Sept 30, 2008	Sept 30 2007	Sept 30 2008	Sept 30 2007
Revenues:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Franchise fees	$0	$0	$0	$0
Total revenues	0	0	0	0

Operating costs:
General and administrative	1,696	0	1,696	0
Total operating expenses	1,696	0	1,696	0

Loss from continuing operations	(1,696)	0	(1,696)	0

Discontinued operations
Loss on discontinued operations	(23,757)	(18,459)	(75,316)	(68,208)
Loss on disposal of operations	0	0	(153,696)	0
Total loss on discontinued operations	(23,757)	(18,459)	(229,012)	(68,208)
Net loss	$(25,453)	$(18,459)	$(230,708)	$(68,208)

Net income (loss) per share –basic and diluted
Continuing operations	$(0.00)	$(0.00)	$ (0.00)	$(0.00)
Discontinued operations	$(0.00)	$(0.00)	$(0.03)	$(0.01)
Net loss per share	$(0.00)	$(0.00)	$(0.03)	$(0.01)
Weighted average
Outstanding shares
Basic and diluted	9,511,208	7,643,986	8,266,393	7,643,986

HUDSON’S GRILL INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net loss	$(230,708)	$(68,208)
Adjustments to reconcile net loss to net cash
Provided by (used in) operating activities:
Amortization of loan origination costs	5,386	1,428
Loss on disposal of operations	153,696
Depreciation	526	24,405
Professional fees paid with stock	26,000	0
Changes in operating assets and liabilities
Accounts receivable	1,883	3,663
Other current assets	(982)	(1,491)
Accounts payable and accrued expenses	2,162	2,058
Accounts payable to related parties	56,758	39,363
Net cash provided by operating activities	14,721	1,218

Cash Flows from Investing Activities
Cash divested in sale transaction	(20,000)

Cash Flows From Financing Activities
Proceeds of issuance of notes payable	0	2,629
Net cash provided by financing activities	0	2,629

Net cash increase (decrease) for period	(5,279)	3,847
Cash at beginning of period	5,279	0
Cash at end of period	$0	$3,847

Non cash transactions:
Accrued compensation paid with stock	$0	$12,900
Cancellation of debt through building foreclosure and new $35,000 note payable	$1,110,362	$0

See note 2 for discussion of non-cash sale of all assets and liabilities of the Company.

HUDSON’S GRILL INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. UNAUDITED INFORMATION

                  The Company is filing this amended Form 10Q/A as the prior filing for the Company’s three and nine-month periods ended September 30, 2008 had not been reviewed by the Company’s independent registered public accounting firm.

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

      Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading.  Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the financial  statements and notes to financial statements included in the Company’s consolidated financial statements as filed on Form 10-K for the year ended December 31, 2007.

2. DISCONTINUED OPERATIONS

In August, 2008 the Company entered into an Asset Purchase Agreement with Concept Franchising, LLC. Under this agreement the Company delivered 1,975,000 shares of the Company’s common stock and transferred all assets to Concepts Franchising, LLC in exchange for Concept’s assumption of all the liabilities of the Company.  Concept received assets of $61,704 and assumed $258,427 in liabilities resulting in an increase in stockholders equity of $196,723.

The results of discontinued operations after the Asset Purchase Agreement are as follows:

		Three Months Ended	Nine Months Ended
		Sept 30, 2008	Sept 30 2008
Revenues:		(Unaudited)	(Unaudited)
	Franchise fees	10,329	126,467
	Total revenues	10,329	126,467
Expenses:
	Total expenses	34,086	201,783

	Loss from discontinued operations	(23,757)	(75,316)

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

Effective November 1, 2007, pursuant to a forbearance agreement, the monthly payments were reduced; however, the bank had the power to file a deed in lieu of foreclosure at the earlier of July 1, 2008, or a default on the forbearance agreement by the Company. In May 2008, the Company defaulted on the forbearance agreement, and the bank exercised its right to file the deed on May 14, 2008. The bank now has title to the real property and all of the Company's personal property that was situated on the premises. Subsequent to the transfer of the property to the bank, the bank has agreed to accept $35,000 for a complete release of any remaining liability. The $35,000 was to be paid when the Company reorganizes and is not interest bearing as a result of the short time frame.

The Company was paying interest only on the BCAH note. The unpaid balance of the BCAH note was due on May 23, 2008, but it has been extended without any definite due date by the note holder, based on the cash flow of the Company.

The BCAH note was classified as a current liability as "Note payable, related party" since it was due. The bank note was classified as a current liability as "Liabilities from discontinued operations" since the note secured the land and building that was for sale. Pursuant to EITF Issue Number 87-24, the Company has allocated all of the interest on the bank note to the discontinued operations because the proceeds from the loan were used solely to purchase the building and land, and, except for the remaining $35,000 owed to the bank, the loan was paid off when the building and land were transferred to the bank.

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

4. RELATED PARTY TRANSACTION

During the quarter the Company issued 500,000 shares of common stock to Robert W. Fischer (“Fischer”),  Fischer shares were issued to pay professional fees. The value of shares was determined using the price per share of $ .028 per share which Belmont Partners, LLC was paying to purchase control of the Company. Additionally, 270,000 shares of common stock were issued to Roy Millender, in satisfaction of a $12,000 liability.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Asset Purchase Agreement

The Company entered into an asset purchase agreement on August 11, 2008 with Concept Franchising, LLC.  Concept Franchising, LLC purchased all of the assets  ($61,704) and assumed all of the liabilities ($258,427) of Hudson’s Grill International, Inc with the exception of the assets relating to the ability of Hudson’s Grill International, Inc to exist as a corporation.  This resulted in an increase in stockholders equity of $196,723.   The Board of Directors of Hudson’s Grill International met on August 8, 2008 and appointed Mr. Joseph J. Meuse as Director, President and Secretary of the Corporation.  Following that appointment all other board members resigned.

Purchase of Control Stock

On August 11, 2008, Belmont Partners, LLC purchased 5,300,770 shares of common stock from several shareholders giving Belmont Partners, LLC a control share of Hudson’s Grill International, Inc.  Since August 11, 2008 there have been no operations.  Subsequent to the purchase of all assets of Hudson’s Grill International, Inc., the balance sheet accounts are zero or minimal compared to the prior quarter June 30, 2008 and prior year end.

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

The Company’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2008, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as disclosed in the Company’s 2007 10K.  The material weaknesses identified did not result in the restatement of any previously reported consolidated financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

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

Item 1A.  Risk Factors

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

Hudson’s Grill International, Inc.

Date: December 17, 2008	By:	/s/ Joseph Meuse
Joseph Meuse
President and Chief Executive Officer