Form 10-K
period 2008-12-31
HUDSONS GRILL INTERNATIONAL INC
filed 2009-03-24
CIK 1104254

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-K

                                 --------------

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year end: December 31, 2008
                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from: _____________ to _____________

                                 --------------

                       HUDSON'S GRILL INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                                 --------------

             Texas                       333-94797               75-2738727
-------------------------------    ---------------------   ---------------------
  (State or Other Jurisdiction          (Commission           (I.R.S. Employer
       of Incorporation)                File Number)         Identification No.)

                                 27 Chicora Ave
                               Toronto ON, M5R 1T7
               (Address of Principal Executive Office) (Zip Code)

                                  416-928-3095
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

       Securities Registered Under Section 12(b) of the Exchange Act: None

         Securities Registered Under Section 12(g) of the Exchange Act:
                           Common Stock, no par value
                           --------------------------
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     |_| Accelerated filer      |_| Non-accelerated filer
Small reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). |X| Yes |_| No

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2008, based on the closing sale price of $0.003 as reported by the Pink Sheets on June 30, 2008, was approximately $22,936.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes |X| No

State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,388,986 shares of Class A Common Stock outstanding as of March 1, 2009.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

--------------------------------------------------------------------------------

PART I


            Cautionary Statement Regarding Forward-Looking Statements

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like:
"believe", "expect", "estimate", "anticipate", "intend", "project" and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as "may", "will", "should", "plans", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" , that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", the Company and "Hudsons" mean Hudson's Grill International, Inc., unless otherwise indicated.

Item 1. Business.


                            Description of Business
                            -----------------------


Overview
--------

Hudson's Grill International, Inc. (the "Company" or "Hudson's" or "Hudson's Grill"), was incorporated on October 30, 1997, in Texas, and certain assets were transferred to the Company on December 1, 1997, from its former parent, Hudson's Grill of America, Inc. ("HGA"). The Company franchised Hudson's Grill Restaurants. Hudson's Grill Restaurants are full service restaurants that serve lunch and dinner and a wide range of alcoholic beverages. In August 2008 the Company entered into an agreement with Concept Franchising LLC to transfer all its assets and liabilities. The Company is now considered a "shell company" as it has no or nominal operations.

The Company has been seeking, and will continue to seek, potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. Its principal purpose is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status of having only nominal assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's current shareholders will experience substantial dilution and a resultant change in control of the Company.

Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any merger or acquisition. Thus, in the event the Company successfully completes the acquisition of, or merger with, an operating business opportunity, that business opportunity must provide Form 10 level disclosure in a Form 8-K including audited financial statements for at least the two most recent fiscal years or, in the event the business opportunity has been in business for less than two years, audited financial statements will be required from the period of inception. This could limit the Company's potential target business opportunities due to the fact that many private business opportunities either do not have audited financial statements or are unable to produce audited statements without substantial time and expense.

The Company has no recent operating history and no representation is made, nor is any intended, that the Company will in fact be able to carry on future business activities successfully. If the Company needs cash over the ensuing 12 months in order to carry out its business activities, the Company believes that it will be able to borrow sufficient cash from its stockholders in order to satisfy any such immediate requirements. For this reason, the Company does not presently anticipate having to raise any additional funds within the next 12 months or longer. In spite of being able to meet cash needs that are currently anticipated, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property at all, let alone one that will be of material value or benefit to the Company. There can also be no assurance that the Company's cash needs can be indefinitely met by cash advances from a stockholder or anyone else associated with the Company.

As stated elsewhere herein, management plans to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.

Use of Form S-8 and Form 8-K by Shell Companies

Effective August 22, 2005, the Commission adopted a series of rules and rule amendments designed to deter fraud and abuse through the use of reporting shell companies. The most significant rule changes were as follows: (i) shell companies are prohibited from using Form S-8 to register offerings of securities during the period a company is defined as a shell company and for 60 days thereafter; and (ii) upon completion of a transaction whereby a company ceases to be a shell company, the company must file Form 10 level disclosure in a Form 8-K within four business days after completing the transaction. The changes to the Form 8-K rules may limit the number of business opportunities that would be interested in completing a transaction with the Company.

Sources of Business Opportunities and Risks Associated Therewith

Management of the Company intends to use various resources in the search for potential business opportunities including, but not limited to, the Company's officer and director, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of the Company's lack of capital, it may not be able to retain on a fee basis professional firms specializing in business acquisitions and reorganizations. Rather, the Company will most likely have to rely on outside sources, not otherwise associated with the Company, persons that will accept their compensation only after the Company has finalized a successful acquisition or merger.

If the Company elects to engage an independent consultant, it intends to look only to consultants that have experience in working with small public companies in search of an appropriate business opportunity. Also, the consultant will more than likely have experience in locating viable merger and/or acquisition candidates and have a proven track record of finalizing such business combinations. Further, the Company would prefer to engage a consultant that will provide services for only nominal up-front consideration and who would be willing to be fully compensated at the close of a business combination or acquisition.

The Company does not intend to limit its search to any specific kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of existence and development. A potential venture might need additional capital or merely desire to have its shares publicly traded. Management believes that the Company could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation.

Evaluation and Risks Associated Therewith

Once the Company has identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. As stated in the previous section, management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of the Company's lack of capital it may not have the necessary funds for a complete an exhaustive investigation of any particular opportunity.

In evaluating such potential business opportunities, the Company will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to the Company and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity.

No assurance can be made following consummation of any acquisition or merger that the business venture acquired or targeted will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities made available to the Company may involve, among other things, new and untested products, processes or market strategies which may not ultimately prove successful.

Form of Potential Acquisition or Merger and Risks Associated Therewith

The particular manner in which the Company participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company, on the one hand, and the respective needs and desires of those in control of the opportunity, on the other, and, the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization. Whatever form any business transaction ultimately takes, the Company does not intend to participate in opportunities through the purchase of minority stock positions.

Because of the Company's current situation, having only nominal assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company. Most likely, the owners of the business opportunity will acquire control of the Company following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunities, rather management will attempt to negotiate the best possible agreement for the benefit of the Company's shareholders.

Need for Additional Capital or Financing and Risks Associated Therewith

Management does not presently intend to borrow funds to compensate any persons, consultants, promoters or affiliates in relation to the consummation of a potential merger or acquisition. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. These possible private sales would more than likely have to be to persons known by the director or other shareholders of the Company or to venture capitalists that would be willing to accept the substantial risks associated with investing in a company with limited history, no current operations and nominal capital.

It is unlikely that the Company could make a public offering of securities or be able to borrow any significant sum from either a commercial or private lender. Management will attempt to acquire funds or financing, if necessary, on the best available terms. However, there can be no assurance that the Company will be able to obtain additional funding or financing when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to the Company. Although not presently anticipated, a possibility exists that the Company would offer and sell additional securities to its existing shareholders or their affiliates or possibly even "accredited investors."

Possible Sales of Shares by Certain Shareholders or Insiders

In the case of a future acquisition or merger, there exists a possibility that a condition of such transaction might include the sale of shares presently held by officers, directors, their affiliates, if any, or other insiders of the Company to parties affiliated with or designated by the potential business opportunity. If any such situation does arise, management is obligated to follow the Company's Certificate of Incorporation and all applicable corporate laws in negotiating such an arrangement. Under this scenario of a possible sale by officers, directors and other insiders, if any, of their shares, it is unlikely that similar terms and conditions would be offered to all other shareholders of the Company or that the shareholders would be given the opportunity to approve such a transaction.

Finder's, Agent's or Broker's Fees

In the event of a successful acquisition or merger, a finder's, agent's or broker's fee, in the form of cash or securities, may be paid to persons instrumental in facilitating the transaction. The Company has not established any criteria or limits for the determination of any such fee, although it is likely that an appropriate fee will be based upon negotiations by and among the Company, the appropriate business opportunity, and the finder or broker. Though possible, it is unlikely that a finder's or agent's fee will be paid to an affiliate of the Company because of the potential conflict of interest that might result. If such a fee were paid to an affiliate, it would have to be in such a manner so as not to compromise an affiliate's possible fiduciary duty to the Company or to violate the doctrine of usurpation of a corporate opportunity. Further, in the unlikely event that a finder's or agent's fee was paid to an affiliate, the Company would likely, though not necessarily, have such an arrangement ratified by the shareholders in an appropriate manner. It should also be noted that finder's, agent's or broker's fees in the types of situations involved here are frequently substantial and no assurance can be made that any such fee would not be substantial or not entail the issuance of several million common capital shares.

Potential Conflicts of Interest

Presently, it is believed to be highly unlikely that the Company will acquire or merge with a business opportunity in which the Company's management, affiliates or promoters, if any, have an ownership interest. Any possible related party transaction of this type would likely have to be ratified by a disinterested Board of Directors and possibly, by the shareholders. Whatever would happen, the Company intends do whatever it believes is necessary to fully and completely comply with Delaware corporate law. Management does not anticipate that the Company will acquire or merge with any related entity or person.

Rights and Participation of Shareholders

It is presently anticipated by management that prior to consummating a possible acquisition or merger, the Company, if required by relevant state laws and regulations, will seek to have the transaction ratified by shareholders in the appropriate manner.

The Board of Directors will have the discretion to consummate an acquisition or merger by written consent if it is determined to be in the best interests of the Company to do so. Regardless of whether an action to acquire or merge is ratified by calling and holding a formal shareholders' meeting or by written consent, the Company intends to provide its shareholders with complete disclosure documentation concerning a potential target business opportunity, including appropriate audited financial statements of the target to the extent the same can be made available at the time. It is anticipated that all of such information will be disseminated to the shareholders either by a proxy statement prepared in accordance with Schedule 14A promulgated under the Exchange Act in the event that a shareholders' meeting is called and held, or by subsequent information statement prepared in accordance with Schedule 14C promulgated under the Exchange Act in the event the corporate action is approved by the written consent of a majority.

Within four business days after completing a merger or acquisition transaction where the Company ceases to be a shell company, the Company must file a Form 8-K that provides Form 10 level disclosure.

Competition

The Company is unable to evaluate the type and extent of its likely competition. The Company is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other public companies in its search for business opportunities and, due to the Company's current lack of funds and capital resources, it may be difficult to successfully compete with these other companies.

Employees

As of the date hereof, the Company does not have any full time employees and has no plans for retaining full time employees until such time as the Company's business warrants the expense, or until the Company successfully acquires or merges with an operating business. The Company may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Facilities

The Company is currently using as its principal place of business the business office of its principal shareholder, David Roff, located in Toronto, Ontario. Although the Company has no written agreement and pays no rent for the use of this facility, it is contemplated that at such future time as the Company acquires or merges with an operating business, the Company will secure commercial office space from which it will conduct its business. However, until such time as the Company completes an acquisition or merger, the type of business in which the Company will be engaged and the type of office and other facilities that will be required is unknown. The Company has no current plans to secure such commercial office space.

Industry Segments

No information is presented regarding industry segments. The Company is presently seeking a potential acquisition of or merger with a yet known and yet-to-be-identified business opportunity.

Item 2. Description of Property

Administrative operations are conducted from the offices of David Roff, President, at 27 Chicora Ave, Toronto, Ontario, M5R 1T7. We expect to operate for as long as possible from these offices to minimize operating expenses. We do not currently pay rent for these offices and do not anticipate paying rent to Mr. Roff for any such offices in the future. Our operations do not currently require office to meet our objectives, and therefore administration from these offices is sufficient. At some point in the future, as may be necessary to implement and carry out our plans, we may require additional office space requiring rental expense, but we do not anticipate any such need during the next six to twelve months. We will however, incur common office operating expenses such as telephone, office supplies, postage, etc.

Item 3. Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Submissions of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Overview

The common shares of Hudson's are quoted on the Pink Sheets under the symbol HGII. As of March 1, 2009, there were approximately 300 registered holders of record of the Company's Common Stock (this excludes shareholders whose stock is held by a nominee or in "street name," because a nominee or street name holder is counted as one registered shareholder even if a nominee is holding stock for many shareholders). The Company believes that it has approximately 700 shareholders when including those whose shares are held in street name.

On December 31, 2008, there were 10,388,986 shares outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business

                            High       Low


Fiscal 2007

     First Quarter         $0.11       $0.09
     Second Quarter        $0.11       $0.06
     Third Quarter         $0.08       $0.06
     Fourth Quarter        $0.06       $0.01

Fiscal 2008

     First Quarter         $0.03       $0.03
     Second Quarter        $0.03       $0.001
     Third Quarter         $0.015      $0.003
     Fourth Quarter        $0.04       $0.003

Equity Compensation Plan Information

None

Recent Sales of Unregistered Securities

During the third quarter the Company issued 500,000 shares of common stock to Robert W. Fischer ("Fischer"), Fischer shares were issued to pay professional fees. The value of shares was determined using the price per share of $ .028 per share which Belmont Partners, LLC was paying to purchase control of the Company. Additionally, 270,000 shares of common stock were issued to Roy Millender, in satisfaction of a $12,000 liability. During the third quarter the Company issued 1,975,000 common shares to Concept Franchising LLC., in conjunction with the sale of its assets and the assumption of its liabilities

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE YEAR ENDED DECEMBER 31, 2008 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-K

Overview

Hudson's Grill International, Inc. (the "Company" or "Hudson's" or "Hudson's Grill"), was incorporated on October 30, 1997, in Texas, and certain assets were transferred to the Company on December 1, 1997, from its former parent, Hudson's Grill of America, Inc. ("HGA"). The Company franchised Hudson's Grill Restaurants. Hudson's Grill Restaurants are full service restaurants that serve lunch and dinner and a wide range of alcoholic beverages. In August 2008 the Company entered into an agreement with Concept Franchising LLC to transfer all its assets and liabilities. The Company is now considered a "shell company" as it has no or nominal operations.

The Company has been seeking, and will continue to seek, potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The Company principal purpose is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status of having only nominal assets in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's current shareholders will experience substantial dilution and a resultant change in control of the Company.

Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any merger or acquisition. Thus, in the event the Company successfully completes the acquisition of, or merger with, an operating business opportunity, that business opportunity must provide Form 10 level disclosure in a Form 8-K including audited financial statements for at least the two most recent fiscal years or, in the event the business opportunity has been in business for less than two years, audited financial statements will be required from the period of inception. This could limit the Company's potential target business opportunities due to the fact that many private business opportunities either do not have audited financial statements or are unable to produce audited statements without substantial time and expense.

The Company has no recent operating history and no representation is made, nor is any intended, that the Company will in fact be able to carry on future business activities successfully. If the Company needs cash over the ensuing 12 months in order to carry out its business activities, the Company believes that it will be able to borrow sufficient cash from its stockholders in order to satisfy any such immediate requirements. For this reason, the Company does not presently anticipate having to raise any additional funds within the next 12 months or longer. In spite of being able to meet cash needs that are currently anticipated, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property at all, let alone one that will be of material value or benefit to the Company. There can also be no assurance that the Company's cash needs can be indefinitely met by cash advances from a stockholder or anyone else associated with the Company.

As stated elsewhere herein, management plans to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.

Results of Operations

In August 2008 Hudson's Grill sold its remaining operations and had its liabilities assumed by Concept Franchising, LLC. The Results of Operations should be read in conjunction with the financial statements which disclose the discontinued operations. The financial statements for the Company are presented as if the operations were sold at the beginning of the year.

REVENUE: We have generated no revenues from our continuing operations for the years ended December 31, 2008 and 2007.

COMMON SHARES: During the year end December 31, 2008 we issued 770,000 shares to related parties for the reduction of amounts owed to them or for their services. We also issued 1,975,000 shares to Concept Franchising, LLC as part of their acquisition of the assets and assumption of liabilities of the Company.

No other shares, warrants or options were issued in the most recent fiscal year.

EXPENSES

SUMMARY - Most of the expenses of the company were reclassified as discontinued operations.

GENERAL AND ADMINISTRATIVE: Hudson's spent $1,023 general and administrative costs in the year ended December 31, 2008 while $0 in such costs were incurred in the year ended December 31, 2007. All other costs have been reclassified as discontinued operations.

The Company incurred a net loss of $230,035 in 2008 and $297,285 in 2007 from discontinued operations.

Liquidity and Capital Resources
-------------------------------

As of end of the fiscal year on December 31, 2008, we did not generate any revenues from our continuing business operations as all our operations were sold in August 2008.

As of December 31, 2008, we have no assets and an accounts payable liability of $1,023. Working capital stood at $(1,023).

For the year ended December 31, 2008, our net loss from continuing operations was $1,023 ($0.00 per share). The loss per share was based on a weighted average of 8,800,507 common shares outstanding. For the previous fiscal year the comparative numbers were a net loss of $0 and a loss per share of $0.00 per share based on a weighted average of 7,643,996 shares outstanding. The loss from discontinued operations was $229,012 ($0.03) per share in 2008 and $297,285 ($0.04) per share in 2007.

During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. Because the Company lacks cash and other capital resources, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. There is no assurance that the Company will be able to obtain funds from these persons and has no agreements for such funding.

Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration, if any. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds.

As of the date hereof, the Company has not made any definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". This Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141R, applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 141R, to have a significant impact on our results of operations or financial position.

In September 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value and, while not expanding or requiring new fair value measurements, the application of this statement may change current practices. The requirements of SFAS 157 are effective for the fiscal year beginning December 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, the adoption of this standard on December 1, 2008 is limited to financial assets and liabilities. We do not expect the adoption of SFAS No. 157, related to non-financial assets and liabilities to have a significant impact on our results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities , and expands disclosures to include information about the fair value of derivatives, related credit risks and a company's strategies and objectives for using derivatives. SFAS No. 161 is effective for fiscal periods beginning on or after November 15, 2008. Based on current conditions, we do not expect the adoption of SFAS 161 to have a significant impact on our results of operations or financial position.

In April 2008, the FASB issued FSP 142-3, "Determination of the Useful Life of Intangible Assets", (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets". FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We do not expect the FSP 142-3 to have a significant impact on our results of operations or financial position.

In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We do not expect FSP EITF 03-6-1 to have a significant impact on our financial position or results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We do not expect EITF 07-5 to have a significant impact on our financial position or results of operations.

In June 2008, the FASB ratified EITF Issue No. 08-3, "Accounting for Lessees for Maintenance Deposits Under Lease Arrangements" (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. We do not expect EITF 08-3 to have a significant impact on financial position or results of operations.

Going Concern

These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. These consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary if we are unable to continue as a going concern.

In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of the consolidated financial statements.

The Report of our independent registered public accounting firm with respect to our financial statements as of December 31, 2008 and for the year then ended contains a qualification with respect to our ability to continue as a going concern.

Item 8. Financial Statements.

                       HUDSON'S GRILL INTERNATIONAL, INC.
                          Index to Financial Statements

                                                                         Page
                                                                       ---------

Report of Independent Registered Public Accounting Firm...............     F-2

Balance Sheet at December 31, 2008 and 2007...........................     F-3

Statements of Operations for the years ended December 31, 2008........     F-4

Statement of Changes in Stockholders' Equity (Deficit) for the
  years ended December 31, 2008 and 2007..............................     F-5

Statements of Cash Flows for the years ended December 31, 2008
  and 2007............................................................     F-6

Notes to Financial Statements.........................................     F-7

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Hudson's Grill International, Inc.

We have audited the accompanying consolidated balance sheets of Hudson's Grill International, Inc. and subsidiary, as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hudson's Grill International, Inc. and subsidiary as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company will require additional financing in order to continue as a going concern. There is no assurance that additional financing will be available or if it can be obtained on commercially reasonable terms to support the Company's strategy. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Whitley Penn LLP



Dallas, Texas
March 23, 2009

                          Item 1. Financial Information

                       HUDSON'S GRILL INTERNATIONAL, INC.
                           Consolidated Balance Sheets


Item 1. Financial Statements
                                                             December 31,
                                                          2008          2007
                                                       ----------   ------------
                     Assets

Current assets

  Assets of discontinued operations..............      $        -   $ 1,279,439
                                                       ----------   ------------
       Total current assets......................               -     1,279,439
                                                       ----------   ------------

  Assets of discontinued operations, non-current.               -         1,430
                                                       ----------   ------------

       Total assets..............................      $        -   $ 1,280,869
                                                       ----------   ------------

   Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Accounts payable and accrued liabilities.......      $    1,023   $         -
  Liabilities of discontinued operations,
    related parties..............................               -       142,449
  Liabilities of discontinued operations.........               -     1,132,131
                                                       ----------   ------------

       Total current liabilities.................           1,023     1,274,580
                                                       ==========   ============

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, no par value; 100,000,000
    shares authorized, 10,388,986 shares issued
    and outstanding at December 31, 2008 and
    7,643,986 issued and outstanding at
    December 31, 2007............................         402,678       179,955
  Common stock, Class B, no par value,
    15,000,000 shares authorized, no shares
    issued and outstanding.......................               -             -
  Accumulated deficit............................      $ (403,701)     (173,666)
                                                       ----------   ------------

       Total stockholders' equity (deficit)......          (1,023)        6,289
                                                       ----------   ------------

       Total liabilities and stockholders'
         equity (deficit)........................      $        -   $ 1,280,869
                                                       ==========   ============

   The accompanying notes are an integral part of these financial statements

                       HUDSON'S GRILL INTERNATIONAL, INC.
                     Consolidated Statements of Operations

                                                           For the Year Ended
                                                              December 31,
                                                          2008          2007
                                                       ----------   ------------
Revenues
  Franchise fees.................................      $        -   $         -
Total revenues...................................               -             -

Expenses:
  General and administrative.....................           1,023             -
  Depreciation...................................               -             -
                                                       ----------   ------------
        Total operating loss.....................           1,023             -
                                                       ----------   ------------

  Income tax benefit (expense)...................               -             -

        Loss from continuing operations..........          (1,023)            -
                                                       ----------   ------------

Discontinued operations
  Loss on discontinued operations
    (including $183,754 of  tax expense in 2007).         (75,316)     (297,285)
  Loss on disposal of operations.................        (153,696)            -
                                                       ----------   ------------
        Total loss on discontinued operations....        (229,012)     (297,285)
                                                       ----------   ------------
Net loss.........................................      $ (230,035)  $  (297,285)
                                                       ==========   ============

Net loss per share
Continuing operations............................      $    (0.00)  $     (0.00)
Discontinued operations..........................      $    (0.03)  $     (0.04)
Net loss per share...............................      $    (0.03)  $     (0.04)

Basic and diluted weighted average
  common shares outstanding......................       8,800,507     7,643,986
                                                       ==========   ============

    The accompanying notes are an integral part of these financial statements

                       HUDSON'S GRILL INTERNATIONAL, INC.
      Consolidated Statement of Changes in Stockholders' Equity (Deficit)
          For the Years Ended December 31, 2008 and December 31, 2007



                                        Common Stock      Accumulated
                                 ------------------------    Equity
                                      Shares    Par Value  (Deficit)      Total
                                 -----------------------------------------------

Balance at December 31, 2006..       7,514,986  $ 167,055  $  123,619   290,674

 Stock issuance to Company
   executives.................         129,000     12,900           -    12,900
 Net loss, year ended
   December 31, 2006..........               -          -    (297,285) (297,285)
                                 -----------------------------------------------

Balance at December 31, 2007..       7,643,986    179,955    (173,666)    6,289
                                 ===============================================

 Stock issuance for
   professional services......         770,000     26,000           -    26,000
 Shares issued on sale of
   assets.....................       1,975,000    196,723           -   196,723
 Net loss, year ended
   December 31, 2008..........               -          -    (230,035) (230,035)
                                 -----------------------------------------------

Balance at December 31, 2008..      10,388,986  $ 402,678  $ (403,701) $ (1,023)
                                 ===============================================

   The accompanying notes are an integral part of these financial statements

                       HUDSON'S GRILL INTERNATIONAL, INC.
                     Consolidated Statements of Cash Flows


                                                         For the Year Ended
                                                            December 31,
                                                         2008           2007
                                                      -----------   ------------

Cash flows from operating activities:
  Net loss.......................................     $  (230,035)  $  (297,285)
  Items not involving cash:
     Amortization of loan costs..................           5,386         1,221
     Loss on disposal of operations..............         153,696             -
     Depreciation................................             526        23,708
     Professional fees paid with stock...........          26,000             -
     Deferred tax assets.........................               -       183,754

  Changes in non-cash working capital items:
     Accounts receivable.........................           1,883         3,136
     Other current assets........................            (982)       (3,975)
     Accounts payable and accrued expenses.......           1,489        21,545
     Accounts payable to related parties.........          56,758        70,546
                                                      -----------   ------------
        Net cash provided by
          operating activities...................          14,721         2,650
                                                      -----------   ------------

Cash flows from investing activities:
  Cash divested in sale transaction..............         (20,000)            -
                                                      -----------   ------------
        Net cash provided by (used in)
          investing activities...................         (20,000)            -
                                                      -----------   ------------

Cash flows from financing activities:
  Proceeds from note payable.....................               -         2,629
                                                      -----------   ------------
        Net cash provided by
          financing activities...................               -         2,629
                                                      -----------   ------------

        Net change in cash.......................          (5,279)        5,279
                                                      -----------   ------------

Cash, beginning of year..........................           5,279             -
                                                      -----------   ------------

Cash, end of year................................     $         -   $     5,279
                                                      ===========   ============

Supplemental disclosure of cash flow information:
  Accrued compensation paid with stock...........     $         -   $    12,900
                                                      ===========   ============
  Accrued interest converted to debt.............     $         -   $    18,906
                                                      ===========   ============
  Cancellation of debt through building
   forclosure and new $35,000 note payable.......     $ 1,110,362   $         -
                                                      ===========   ============
  Income taxes paid..............................     $         -   $         -
                                                      ===========   ============
  Interest paid..................................     $     3,986   $    72,997
                                                      ===========   ============

   The accompanying notes are an integral part of these financial statements

                       HUDSON'S GRILL INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1. Organization and Basis of Presentation
        --------------------------------------

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

The Company entered into an asset purchase agreement on August 11, 2008 with Concept Franchising, LLC. Concept Franchising, LLC purchased all of the assets and assumed all of the liabilities of Hudson's Grill International, Inc with the exception of the assets relating to the ability of Hudson's Grill International, Inc to exist as a corporation. Since August 11, 2008, we have not conducted any business operations. In conjunction with the transaction, the Company issued to Concept Franchising, LLC. 1,975,000 shares of the Company's common stock.

The Company will need working capital for its future planned activity, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort. The management of the Company has developed a strategy, which it believes will accomplish this objective, through short term loans, and equity funding, which will enable the Company to operate for the coming year. In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of the consolidated financial statements. The Report of our independent registered public accounting firm with respect to our financial statements as of December 31, 2008 and for the year then ended contains a qualification with respect to our ability to continue as a going concern.

The Company sold all its operating assets and liabilities in August 2008. All revenues and expenses up to the point of the sale and assets and liabilities associated with the sale have been reclassified as discontinued operations for all periods presented. The consolidated financial data should be read in conjunction with the related notes included in this Form 10-K. The Company disposed of a building (see note 3) in May 2008. The operations of the Company related to its ownership of the building and land have been accounted for as discontinued operations under generally accepted accounting principles, and therefore, the results of operations related to the building and land have been reflected separately from the Company's results from continuing operations for all periods presented in the accompanying financial statements.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

Basis of Accounting
-------------------

The accounts are maintained and the financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Hudson's Grill International, Inc., and its subsidiary. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
----------------

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

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2008 and 2007, the Company had no such investments. The Company maintains deposits primarily in one financial institution, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2008 and 2007, the uninsured portion of these deposits was zero. The Company has not incurred any losses related to its cash on deposit with financial institutions.

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally five to seven years, but 39 years for buildings).

Revenue Recognition
-------------------

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

Fair Value of Financial Instruments
-----------------------------------

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

Income Taxes
------------

The Company accounts for income taxes using the asset and liability method which recognizes deferred tax assets and liabilities for the future tax impact attributable to differences in the basis of assets and liabilities reported for financial statement and income tax purposes. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

Earnings Per Share
------------------

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding for the period. Common stock equivalents are excluded from the computation if such inclusion would have an antidilutive effect. Since the Company incurred losses for 2008 and 2007, common stock equivalents are not included because they would be anti-dilutive.

At December 31, 2008 and 2007, the Company had 2,435,000 and 3,205,000 stock options that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

Concentrations of Credit Risk
-----------------------------

In the normal course of business, the Company extends unsecured credit to franchisees, which are reflected on the Company's consolidated balance sheets as accounts receivable. The Company's accounts receivable are subject to potential credit risk. The maximum exposure assuming non-performance by the debtors is the amount shown on the balance sheet at the date of non-performance. The Company believes that an adequate allowance for uncollectible accounts has been established. The allowance for uncollectible accounts is continually monitored, and adjustments are made as necessary. For the years ended December 31, 2008 and 2007, the Company had bad debt expenses of $0 and $215, respectively. Accounts receivable are included in assets of discontinued operations shown net of allowance of $0 and $4,987 at December 31, 2008 and 2007, respectively.

Recently Issued Accounting Pronouncements
-----------------------------------------

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". This Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141R, applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 141R, to have a significant impact on our results of operations or financial position.

In September 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value and, while not expanding or requiring new fair value measurements, the application of this statement may change current practices. The requirements of SFAS 157 are effective for the fiscal year beginning December 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, the adoption of this standard on December 1, 2008 is limited to financial assets and liabilities. We do not expect the adoption of SFAS No. 157, related to non-financial assets and liabilities to have a significant impact on our results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities , and expands disclosures to include information about the fair value of derivatives, related credit risks and a company's strategies and objectives for using derivatives. SFAS No. 161 is effective for fiscal periods beginning on or after November 15, 2008. Based on current conditions, we do not expect the adoption of SFAS 161 to have a significant impact on our results of operations or financial position.

In April 2008, the FASB issued FSP 142-3, "Determination of the Useful Life of Intangible Assets", (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets". FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We do not expect the FSP 142-3 to have a significant impact on our results of operations or financial position.

In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We do not expect FSP EITF 03-6-1 to have a significant impact on our financial position or results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We do not expect EITF 07-5 to have a significant impact on our financial position or results of operations.

In June 2008, the FASB ratified EITF Issue No. 08-3, "Accounting for Lessees for Maintenance Deposits Under Lease Arrangements" (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. We do not expect EITF 08-3 to have a significant impact on our financial position or results of operations.


3. DISCONTINUED OPERATIONS
   -----------------------

The results of discontinued operations as previously reported are as follows:

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

The operations of the Company related to its ownership of the building and land have been accounted for as discontinued operations under generally accepted accounting principles, and therefore, the results of operations related to the building and land have been reflected separately from the Company's results from continuing operations for all periods presented in the accompanying financial statements. The discontinued operations were disposed of as of May 14, 2008, pursuant to the bank's exercise of its right to file a deed in lieu of foreclosure; subsequently, HGIO filed for bankruptcy liquidation under chapter 7 of the bankruptcy code on June 27, 2008. The Company wrote off all of its assets associated with the discontinued operations, which were $1,229,058, and, except for the remaining $35,000 owed to the bank, it wrote off all of its liabilities associated with the discontinued operations, which amounted to writing off $1,075,362. Thus, there was a loss on the disposal of the discontinued operations of $153,696.

In August, 2008 the Company entered into an Asset Purchase Agreement with Concept Franchising, LLC. Under this agreement the Company delivered 1,975,000 shares of the Company's common stock and transferred all assets to Concepts Franchising, LLC in exchange for Concept's assumption of all the liabilities of the Company. Concept received assets of $61,704 and assumed $258,427 in liabilities resulting in an increase in stockholders equity of $196,723. The asset purchase by Concept Franchising, LLC had no financial statement impact as the stock issued was valued at the difference of the assets and liabilities assumed as this was determined to be the most reliable measure of fair value.

The results of discontinued operations as previously reported for the years ending December 31, 2008 and 2007 are as follows:

                                                     December 31,   December 31,
                                                         2008           2007
                                                     ------------   ------------
Revenues:
           Franchise fees                            $    126,467       263,225
           Rent                                                 -        50,900
                                                     ------------   ------------
               Total revenues                             126,467       314,125
Expenses:
           Expenses                                       201,783       611,410
                                                     ------------   ------------
               Total expenses                             201,783       611,410
                                                     ------------   ------------

           Loss from discontinued operations         $    (75,316)     (297,285)
                                                     ------------   ------------



                                                     December 31,
                                                         2007
                                                     ------------

Current assets                                       $  1,279,439
Non-current assets                                          1,430

Total assets                                            1,280,869

Current liabilities                                     1,132,131
Current liabilities - related parties                     142,449

Total liabilities                                    $  1,274,580

Net                                                  $      6,289

4. RELATED PARTY TRANSACTIONS
   --------------------------

During the third quarter the Company issued 500,000 shares of common stock to Robert W. Fischer ("Fischer"), Fischer shares were issued to pay professional fees. The value of shares was determined using the price per share of $ .028 per share which Belmont Partners, LLC was paying to purchase control of the Company. Additionally, 270,000 shares of common stock were issued to Roy Millender, in satisfaction of a $12,000 liability.

The Company leased its corporate office space on a monthly basis from a firm in which the president of the Company is a partner. Rental and utility costs for the office space was approximately $10,900 and $19,600 for the years ended December 31, 2008 and 2007. For the years ended 2008 and 2007 the amount is included with the discontinued operations.

5. INCOME TAX
   ----------
                                                         2008           2007
                                                     ------------   ------------

Deferred tax assets:
Bad debt allowance                                   $          -   $     2,000
Net operating loss                                        305,076       227,000
                                                     ------------   ------------
Total deferred tax assets                            $    305,076   $   229,000
Deferred tax liabilities:
Depreciation                                         $          -   $    (2,000)
Other                                                           -        (5,000)
Valuation allowance                                      (305,076)     (222,000)
                                                     ------------   ------------
Net deferred taxes                                   $          -   $         -

In August 2008 the Company sold its assets and its prospects for future profitability and ability to use NOL's has worsened significantly, the Company has decided to take a valuation allowance equal to its total deferred assets in 2008.

The Company had no income taxes payable for the years ended December 31, 2008 and 2007. Thus, it did not need to use any of its NOL carry forwards in those years. At December 31, 2008, NOL carry forwards of approximately $897,000 were available to offset future taxable income and expire through 2027.

The Company was deemed to have undergone an ownership change for purposes of the Internal Revenue Code as a result of its change in control in September 2008 and again in December 2008. Accordingly, the Company may have limitations on the yearly utilization of its U.S. tax carry-forwards in accordance with Section 382 of the Internal Revenue Code.

                                                         2008           2007
                                                     ------------   ------------

Federal Income Tax at Statutory Rate                         34%            34%
Adjustment to valuation allowance                           (34%)          128%
                                                     ------------   ------------
Total effective income tax rate                               0%           162%


6. SHAREHOLDER'S EQUITY
   --------------------

In 2008 the Company issued 770,000 shares to related parties in satisfaction of monies owed and to pay professional fees.

In 2008 the Company issued 1,975,000 shares in conjunction with the sale of its assets and the assumption of its liabilities.

The Company currently has 10,388,770 shares issued and outstanding as of December 31, 2008.

7. STOCK OPTIONS
   -------------

Efective January 1, 2006, the Company discontinued the granting of stock options.

The following is a summary of stock option activity:

                                                                      Weighted
                                                                      Average
                                                                      Exercise
                                                        Options        Price
                                                     ------------   ------------

Outstanding at December 31, 2006                        4,645,000   $      0.07
Cancelled/expired                                       1,440,000          0.10
                                                     ------------   ------------
Outstanding at December 31, 2007                        3,205,000   $      0.05
Cancelled/expired                                         770,000   $      0.10
                                                     ------------   ------------
Outstanding at December 31, 2008                        2,435,000   $      0.04

The following table summarizes information about stock options outstanding at December 31, 2008:

                  Options Outstanding                    Options Exercisable

 Weighted
  Average                                   Weighted                  Weighted
 Remaining                    Range of      Average                    Average
Contractual      Number       Exercise      Exercise      Number     Exercisable
   Life       Outstanding      Prices        Price      Exercisable     Price
-----------   -----------    ------------   --------    -----------  -----------
  1 years      1,488,000     $0.01-0.035     $0.02       1,488,000       $0.02
2.5 years        456,000     $0.025-0.095    $0.05         456,000       $0.05
3.5 years        491,000     $0.045-0.085    $0.07         491,000       $0.07
              -----------                   --------    -----------  -----------
               2,435,000                     $0.04       2,435,000       $0.04

The intrinsic value of exercisable and outstanding options at December 31, 2008, was $34,940.

8. Debt
   ----

Loans payable consisted of the following at December 31:

                                                         2008           2007
                                                     ------------   ------------
Long-term loan payable to a financial
   institution; interest at prime plus 1.5%,
   secured by real property;                         $          0   $ 1,076,964
Long-term loan payable for past due interest
   to a financial institution;                       $          0   $    18,906
Long-term loan payable to a related party;
  interest at prime plus 1%, secured by personal
  property;                                          $          0   $    46,075

These loans are directly related to the purchase and finish out of the Oshkosh real property that is currently classified as a discontinued operation. The loans are classified as current liabilities at December 31, 2007, and the associated interest expense is included in discontinued operations in the accompanying statement of operations.

The operations of the Company related to its ownership of the building and land have been accounted for as discontinued operations under generally accepted accounting principles, and therefore, the results of operations related to the building and land have been reflected separately from the Company's results from continuing operations for all periods presented in the accompanying financial statements. The discontinued operations were disposed of as May 14, 2008, pursuant to the bank's exercise of its right to file a deed in lieu of foreclosure; subsequently, HGIO filed for bankruptcy liquidation under chapter 7 of the bankruptcy code on June 27, 2008. The Company wrote off all of its assets associated with the discontinued operations, which were $1,229,058, and, it wrote off all of its liabilities associated with the discontinued operations, which amounted to writing off $1,075,362. Thus, there was a loss on the disposal of the discontinued operations of $153,696.

9. Concentration of Revenue Risk
   -----------------------------

The Wausau, Marshfield and Plover, Wisconsin, franchisees are affiliated; these three franchisees together account for 45% of franchise fees and 24% of accounts receivable for 2007. In 2008 the revenue for the Wausau, Marshfield and Plover, Wisconsin franchisees are included with the discontinued operations.

Item 9. Changes In & Disagreements With Accountants on Accounting & Financial Disclosure

None

Item 9A(T). Controls and Procedures


a) Evaluation of Disclosure Controls and Procedures

The Company's management, including its President and Chief Executive Officer, who is its principal executive officer, completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to management, including the President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company's President and Chief Executive Officer concluded that the Company's disclosure controls and procedures, as of the end of the fiscal year covered by this Form 10-K, were effective.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported consolidated financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period.

(b) Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework.

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

In order to mitigate this material weakness to the fullest extent possible, the company has few transactions as it has no operating business. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. If our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our sole accounting employee, but at the current time, that seems very unlikely.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

The Company's accounting staff and therefore the sole person responsible for internal controls changed in the forth quarter of 2008. There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.


Item 9B. Other Information


None


PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. The officers of our company are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

   ============= =======================   ===== ===============================
     Name         Position Held with the    Age   Date First Elected / Appointed
                        Corporation
   ============= =======================   =====  ==============================
   David Roff    President, Secretary,      37     December 22, 2008
                 Treasurer and Director
   ------------- -----------------------   -----  ------------------------------

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Mr. David Roff is the co-president of, Brave Consulting, a private consulting and investment corporation and has held this position since 2001. Mr. Roff has extensive experience working with small cap public companies for ten years. Prior to that, Mr. Roff was a management consultant for Coopers & Lybrand Consulting where he advised large financial institutions, investment fund complexes and other organizations on technology and internal control strategies. He was the former President and Sole Director of Deep Well from September 10, 2003 until February 6, 2004. Mr. Roff is on the board of Directors of Deep Well Oil & Gas, (DWOG-PK). Mr. Roff is a Chartered Accountant with a B.A. degree from the University of Western Ontario.

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:
         1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
         2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
         3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
         4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Hudson's Grill does not have any committees of the board of directors at this time. The board of directors does not have a nominations committee because there is one director and shareholder suggestions would be known to the entire board. As such, the board of directors believes there will be sufficient communication by shareholders with the board about matters and nominees to be brought to its attention.

Audit Committee

Hudson's Grill's sole director functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of the Company's independent accountant; and (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters. Accordingly, the board of directors believes that its director has the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have. David Roff has been designated as our qualified financial expert.

Corporate Governance

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we are not a member of any exchange that would require such a code.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following: (n/a).

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information concerning all compensation paid or accrued by us to our President and Chief Executive Officer, during the fiscal year ended December 31, 2008. None of the officer receives compensation in excess of $100,000 per year.

                                                             Long-Term
 Name and                   Annual Compensation         Compensation Awards
 Principal      Fiscal                               Stock Options    All Other
 Position        Year       Salary        Bonus         Granted     Compensation
--------------------------------------------------   ---------------------------
David Roff       2008         $0           --             --               --
President
Joseph Meuse     2008         $0           --             --               $0
President
David Osborne    2007       $29,850        --             --               $0
President        2006       $42,200                                     $15,650

Stock Option Grants

No stock options were granted during the fiscal year ended December 31, 2008 or December 31, 2007. Effective January 1, 2006, the Company discontinued the grant of stock options.

Options Exercised and Year-End Option Values

The following table sets forth certain information regarding the value of unexercised options held by the named executive officer as of December 31, 2008.

Fiscal Year-End Option Values(1)

               Shares                               Number of Shares                 Value of Unexercised
           Acquired upon   Value Realized        Underlying Unexercised              In-the-Money Options
            Exercise of    From Exercise      Options at December 31, 2008           at December 31, 2008
Name          Options        Of Options      Exercisable     Unexercisable       Exercisable    Unexercisable
-------------------------------------------------------------------------------------------------------------

David Roff      --             --                --                --               $--             $--

Stock Option Plan

Effective January 1, 2006 the Company discontinued the granting of options to officers, directors and employees.

Compensation of Directors

The Company does not pay any compensation to directors.

Director Compensation

                                                                       Nonqualified
                                                                        deferred
              Fees earned or    Stock     Option      Non-equity       compensation
               paid in cash    awards     awards     incentive plan      earnings      All other        Total
Name               ($)           ($)       ($)      compensation ($)       ($)        compensation ($)   ($)
David Roff         $0            --         --           ---               ---             ---            $0

Employment Agreements

We have no employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of February 15, 2009, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

     Name and Address of       Amount and Nature of
      Beneficial Owner         Beneficial Ownership      Percentage of Class(1)
   =============================================================================
   David Roff                     4,830,770 Direct              46.50%
   Directors and Officers         4,830,770 Direct              46.50%
   (as a group)

         (1) Based on 10,388,986 shares outstanding as of February 15, 2009 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the year the Company issued 500,000 shares of common stock to Robert W. Fischer ("Fischer"), Fischer shares were issued to pay professional fees. The value of shares was determined using the price per share of $ .028 per share which Belmont Partners, LLC was paying to purchase control of the Company. Additionally, 270,000 shares of common stock were issued to Roy Millender, in satisfaction of a $12,000 liability.

David Roff is the sole officer and director of the Company. David Roff is not an independent director.

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional services rendered by Whitley Penn LLP for the audit of the Company's financial statements as of the year end December 31, 2008 and December 31, 2007 and fees billed for other services rendered by Whitley Penn LLP during those periods.

                                                             Years Ended
                                                         2008           2007
                                                     ------------   ------------

Audit Fees                                           $     28,953   $    41,341
Audit Related Fees                                   $      1,200   $         -
Tax Fees                                             $      5,000   $     2,645
All other Fees                                       $          -   $         -

PART IV.

Item 15. Exhibits, Financial Statement Schedules

The  following  are  filed  as part of this  Annual  Report  on Form  10-K:

(1)
Consolidated Financial Statements
See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

(2)
Financial Statement Schedules
See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

(3)
Exhibits
An index identifying the exhibits to be filed with this Form 10-K is provided below.

Exhibit No.

2.1 Entry into a material agreement to sell all assets and assumption of liabilities with Concept Franchising LLC, resignation of David Osborn, Robert Fischer, Barbara Amstutz andAnthony Duncan and the appointment of Joeseph Meuse as President and Director. Current report on Form 8-K filed on September 23, 2008.

2.2 Resignation of Joeseph Meuse and appointment of David Roff as President and Director effective Decemember 22, 2008. Current report on Form 8-K filed on January 6, 2009.

31.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith

32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of Sarbanes-Oxley Act of 2002. Filed herewith


                                   SIGNATURES

In accordance with the requirements of Section Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Hudson's Grill International, Inc.


Date: March 24, 2009                          By:  /s/ David Roff
                                                   -----------------------------
                                                   David Roff
                                                   President and Chief Executive
                                                   Officer

--------------------------------------------------------------------------------