Form 10-Q
period 2009-03-31
HUDSONS GRILL INTERNATIONAL INC
filed 2009-04-30
CIK 1104254

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

                                 --------------


x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 2009
                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
         For the transition period from: _____________ to _____________

                                 --------------

                       HUDSON'S GRILL INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                                 --------------

            Texas                    333-94797               75-2738727
--------------------------------------------------------------------------------
 (State or Other Jurisdiction       (Commission           (I.R.S. Employer
      of Incorporation)             File Number)         Identification No.)

                                 27 Chicora Ave
                              Toronto, ON, M5R 1T7
               (Address of Principal Executive Office) (Zip Code)

                                  416-928-3095
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                         if changed since last report)

                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 |X| Yes |_| No days.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

  Large accelerated filer |_|   Accelerated filer |_|  Non-accelerated filer |_|
          Small reporting company       |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). |X| Yes |_| No

State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,388,986 shares of Class A Common Stock outstanding as of April 30, 2009.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------

                       HUDSON'S GRILL INTERNATIONAL, INC.
                                  Consolidated
                                 Balance Sheets

                                                       March 31,    December 31,
                                                         2009           2008
                                                     ------------   ------------
                                                      (unaudited)

                      Assets

         Total assets............................    $          -   $         -
                                                     ------------   ------------

  Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Accounts payable and accrued liabilities.......    $          -   $     1,023
  Loan payable - stockholder                               16,029             -
                                                     ------------   ------------
         Total current liabilities...............          16,029         1,023
                                                     ============   ============

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, no par value;
    100,000,000 shares authorized,
    10,388,986 shares issued and
    outstanding at March 31, 2009
    and December 31, 2008........................         402,678       402,678
  Common stock, Class B, no par
    value, 15,000,000 shares
    authorized, no shares issued
    and outstanding
  Accumulated deficit............................        (418,707)     (403,701)
                                                     ------------   ------------

         Total stockholders' equity (deficit)....         (16,029)       (1,023)
                                                     ------------   ------------

         Total liabilities and stockholders'
           equity (deficit)......................    $          -   $         -
                                                     ============   ============



   The accompanying notes are an integral part of these financial statements.

                       HUDSON'S GRILL INTERNATIONAL, INC.
                                  Consolidated
                            Statements of Operations
                                   (unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                         2009           2008
                                                     ------------   ------------
Operating costs:
  General and administrative.....................    $    (15,006)  $         -
                                                     ------------   ------------
         Total...................................         (15,006)            -
                                                     ------------   ------------

  Loss from continuing operations................         (15,006)            -
                                                     ------------   ------------

Discontinued operations
  Loss on discontinued operations................               -       (25,330)
                                                     ------------   ------------
  Total loss on discontinued operations..........               -       (25,330)
                                                     ------------   ------------

Net loss.........................................    $    (15,006)  $   (25,330)
                                                     ------------   ------------

Net loss per share - basic and diluted
Continuing operations............................    $       0.00   $      0.00
Discontinued operations..........................    $       0.00   $      0.00
Net loss per share...............................    $       0.00   $      0.00
Weighted average outstanding shares
  Basic and diluted..............................      10,388,986     7,643,986




   The accompanying notes are an integral part of these financial statements.

                       HUDSON'S GRILL INTERNATIONAL, INC.
                                  Consolidated
                            Statements of Cash Flows
                                   (unaudited)


                                                          Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                         2009           2008
                                                     ------------   ------------

Cash flows from operating activities:
  Net loss.......................................    $    (15,006)  $   (25,330)
  Items not involving cash:
     Amortization of loan costs..................               -           305
     Depreciation................................               -           263
Changes in operating assets and liabilities
  Accounts receivable............................               -        (4,319)
  Accounts payable and accrued expenses..........          (1,023)        2,592
  Accounts payable to related parties............               -        23,755
                                                     ------------   ------------
         Net cash used in operating activities...         (16,029)       (2,734)
                                                     ------------   ------------

Cash flows from financing activities:
  Proceeds from shareholder loan.................          16,029             -
                                                     ------------   ------------
         Net cash provided by
           financing activities..................          16,029             -
                                                     ------------   ------------

         Net change in cash......................               -        (2,734)

Cash, beginning of period........................               -         5,279
                                                     ------------   ------------

Cash, end of period..............................    $          -   $     2,545
                                                     ============   ============

Supplemental disclosure of cash flow information:
  Income taxes paid..............................    $          -   $         -
                                                     ============   ============
  Interest paid..................................    $          -   $    15,690
                                                     ============   ============


   The accompanying notes are an integral part of these financial statements.

                       HUDSON'S GRILL INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       UNAUDITED INFORMATION
         ---------------------

         The consolidated balance sheet of Hudson's Grill International, Inc. (the "Company") as of March 31, 2009, and the consolidated statements of operations for the three month period ended March 31, 2009 and 2008, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of March 31, 2009, and the results of operations for the three months ended March 31, 2009 and 2008.

         Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company's consolidated financial statements as filed on Form 10-K for the year ended December 31, 2008.

2.       DISCONTINUED OPERATIONS
         -----------------------

         In August 2008 the Company entered into an Asset Purchase Agreement with Concept Franchising, LLC. Under this agreement the Company delivered 1,975,000 shares of the Company's common stock and transferred all assets to Concepts Franchising, LLC in exchange for Concept's assumption of all the liabilities of the Company. Concept received assets of $61,704 and assumed $258,427 in liabilities resulting in an increase in stockholders equity of $196,723.

         The results of discontinued operations after the Asset Purchase Agreement are as follows:

                                                     Three Months   Three Months
                                                        Ended          Ended
                                                       March 31,      March 31,
                                                         2009           2008
                                                      (Unaudited)    (Unaudited)
                                                     ------------   ------------
    Revenues:
          Franchise fees                                       0         56,706
                                                     ------------   ------------
                 Total revenues                                0         56,706
    Expenses:
                                                     ------------   ------------
                 Total expenses                                0         82,036
                                                     ------------   ------------
          Loss from discontinued operations                   (0)       (25,330)
                                                     ------------   ------------

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

3.       EARNINGS PER SHARE
         ------------------

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

4.       RELATED PARTY TRANSACTION
         -------------------------

         A shareholder of the Company paid expenses in the quarter of $16,029. The Company currently has no agreement with the shareholder and the loan bears no interest and is due on demand.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

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

         Material changes in the consolidated financial condition of the Company and in the results of their operations since the end of its last fiscal year and their results from the comparable period in their last fiscal year including the following:

         The Company's current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

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

Asset Purchase Agreement
         The Company entered into an asset purchase agreement on August 11, 2008 with Concept Franchising, LLC. Concept Franchising, LLC purchased all of the assets ($61,704) and assumed all of the liabilities ($258,427) of Hudson's Grill International, Inc with the exception of the assets relating to the ability of Hudson's Grill International, Inc to exist as a corporation. This resulted in an increase in stockholders equity of $196,723. The Board of Directors of Hudson's Grill International met on August 8, 2008 and appointed Mr. Joseph J. Meuse as Director, President and Secretary of the Corporation. Following that appointment all other board members resigned. On December 22, 2009 the Board of Directors of the Company met and appointed Mr. David Roff as a Director. Following his appointment Mr. Joseph J. Meuse resigned as an officer and director of the Company. The Board of Directors appointed Mr. Roff as the President and CFO of the Company.

Plan of Operation
         The Company's current purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. As of the date of this registration statement, the Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition, and neither the Company's officer and director nor any promoter and affiliate has engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between the Company and such other company.

Item  4T. Controls and Procedures.

         The Company maintains "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

         The management of the Company has designed and evaluated the Company's disclosure controls and procedures. Management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

         The Company's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2009, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as disclosed in the Company's 2008 Form 10K. The material weaknesses identified did not result in the restatement of any previously reported consolidated financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

None.

PART II - OTHER INFORMATION

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

         If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company is common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.       Defaults Upon Senior Securities.

None

Item 4.       Submission of Matters to a Vote of Security Holders.

None

Item 5.       Other Information.

None

Item 6.       Exhibits.

      Exhibit Number       Exhibit Title

           31.1 Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           32.1 Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




                                   SIGNATURES

         In accordance with the requirements of Section Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Hudson's Grill International, Inc.


Date: April 30, 2009                 By:   /s/ David Roff
                                     -------------------------------------------
                                           David Roff
                                           President and Chief Executive Officer

--------------------------------------------------------------------------------