Form 10-Q
period 2009-06-30
HUDSONS GRILL INTERNATIONAL INC
filed 2009-07-29
CIK 1104254

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

                                 --------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13  OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended: June 30, 2009
                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
         For the transition period from: _____________ to _____________

                                 --------------

                       HUDSON'S GRILL INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                                 --------------

            Texas                       333-94797                75-2738727
------------------------------     --------------------  -----------------------
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

Please indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T(232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and file such post). |_| Yes |_| No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

  Large accelerated filer   |_| Accelerated filer   |_|  Non-accelerated filer
  Small reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). |X| Yes |_| No

State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,388,986 shares of Class A Common Stock outstanding as of July 29, 2009.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                       HUDSON'S GRILL INTERNATIONAL, INC.
                                  Consolidated
                                 Balance Sheets

                                                         June 30,   December 31,
                                                           2009         2008
                                                                     (unaudited)
                         Assets

        Total assets...............................     $       --  $        --
                                                        ----------  ------------

           Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable and accrued liabilities.........             --        1,023
                                                        ----------  ------------
        Total current liabilities..................             --        1,023
                                                        ==========  ============

Commitments and contingencies

Stockholders' deficit:
  Common stock, no par value; 100,000,000 shares
    authorized, 10,388,986 shares issued and
    outstanding at June 30, 2009 and December 31,
    2008...........................................        423,895      402,678
  Common stock, Class B, no par value, 15,000,000
    shares authorized, no shares issued and
    outstanding....................................             --           --
  Accumulated deficit..............................       (423,895)    (403,701)
                                                        ----------  ------------

        Total stockholders' deficit................             --       (1,023)
                                                        ----------  ------------

        Total liabilities and stockholders' deficit     $       --  $        --
                                                        ==========  ============



   The accompanying notes are an integral part of these financial statements.

                       HUDSON'S GRILL INTERNATIONAL, INC.
                                  Consolidated
                            Statements of Operations
                                  (unaudited)


                                Three Months Ended         Six Months Ended
                                    June 30,                   June 30,
                             -----------  -----------  -----------  ------------
                                 2009        2008          2009          2008
                             -----------  -----------  -----------  ------------

Operating costs:
  General and administrative $     5,188  $        --  $    20,194  $        --
                             -----------  -----------  -----------  ------------
  Total                            5,188           --       20,194           --
                             -----------  -----------  -----------  ------------

  Loss from continuing
    operations                    (5,188)          --      (20,194)          --
                             -----------  -----------  -----------  ------------

Discontinued operations
  Loss on discontinued
    operations                        --     (179,924)          --     (205,255)
                             -----------  -----------  -----------  ------------
  Total loss on discontinued
    operations                        --     (179,924)          --     (205,255)
                             -----------  -----------  -----------  ------------

Net loss                     $    (5,188) $  (179,924) $   (20,194) $  (205,255)
                             -----------  -----------  -----------  ------------

Net loss per share - basic
  and diluted
Continuing operations        $      0.00  $      0.00  $      0.00  $      0.00
Discontinued operations      $      0.00  $     (0.02) $      0.00  $     (0.03)
Net loss per share           $      0.00  $     (0.02) $      0.00  $     (0.03)
Weighted average outstanding
 shares
  Basic and diluted           10,388,986    7,643,986   10,388,986    7,643,986




   The accompanying notes are an integral part of these financial statements.

                       HUDSON'S GRILL INTERNATIONAL, INC.
                                  Consolidated
                            Statements of Cash Flows
                                  (unaudited)

                                                            Six Months Ended
                                                               June 30,
                                                       -------------------------
                                                           2009          2008
                                                       -----------  ------------
Cash flows from operating activities:
  Net loss......................................       $   (20,194) $  (205,255)
  Items not involving cash:
     Amortization of loan costs                                 --        5,386
     Depreciation                                               --          526
     Loss on disposal of operations                             --      153,696
Changes in operating assets and liabilities
  Other current assets                                          --         (982)
  Accounts receivable                                           --      (21,661)
  Accounts payable and accrued expenses                     (1,023)      11,769
  Accounts payable to related parties                           --       58,258
                                                       -----------  ------------
        Net cash provided by (used in)
        operating activities....................           (21,217)       1,737
                                                       -----------  ------------

Cash flows from financing activities:
  Capital contributions                                     21,217           --
                                                       -----------  ------------
        Net cash provided by
        financing activities....................            21,217           --
                                                       -----------  ------------

        Net change in cash......................                --        1,737

Cash, beginning of period.......................                --        5,279
                                                       -----------  ------------

Cash, end of period.............................       $        --  $     7,016
                                                       ===========  ============

Supplemental disclosure of cash flow information:
    Income taxes paid...........................       $        --  $        --
                                                       ===========  ============
    Interest paid...............................       $        --  $    20,876
                                                       ===========  ============

Non-cash transaction
    Cancellation of debt through building
    foreclosure and new $35,000 note payable           $        --  $ 1,110,362
                                                       ===========  ============


   The accompanying notes are an integral part of these financial statements.

                       HUDSON'S GRILL INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      UNAUDITED INFORMATION
        ---------------------

         The consolidated balance sheet of Hudson's Grill International, Inc. (the "Company") as of June 30, 2009, and the consolidated statements of operations for the three month period and six month periods ended June 30, 2009 and 2008, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of June 30, 2009, and the results of operations for the three months and six months ended June 30, 2009 and 2008.

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

         The results of discontinued operations after the Asset Purchase Agreement are as follows:

                               Three         Three        Six           Six
                               Months        Months      Months        Months
                               Ended         Ended       Ended         Ended
                              June 30,      June 30,    June 30,      June 30,
                                2009          2008        2009          2008
                             -----------  -----------  -----------  ------------
                             (Unaudited)  (Unaudited)  (Unaudited)   (Unaudited)

Revenues:
        Franchise fees                 -       59,432            -      116,138
                             -----------  -----------  -----------  ------------
        Total revenues                 -       59,432            -      116,138

Expenses:
                             -----------  -----------  -----------  ------------
        Total expenses                 -     (239,356)           -     (321,393)
                             -----------  -----------  -----------  ------------
        Loss from
          discontinued
          operations                   -     (179,924)           -     (205,255)
                             -----------  -----------  -----------  ------------

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

4.      RELATED PARTY TRANSACTION
        -------------------------

         A shareholder of the Company paid expenses of $5,188 and $21,217 for the three and six month periods ended June 30, 2009. These payments were treated as capital contributions as this shareholder is the majority owner of the Company. In the prior quarter this was classified as a liability, but was reclassified in the current quarter.

5.      SUBSEQUENT EVENTS
        -----------------

         Management has evaluated and disclosed subsequent events up to and including July 29, 2009 which is the date the statements were available for issuance.

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

Asset Purchase Agreement
The Company entered into an asset purchase agreement on August 11, 2008 with Concept Franchising, LLC. Concept Franchising, LLC purchased all of the assets ($61,704) and assumed all of the liabilities ($258,427) of Hudson's Grill International, Inc with the exception of the assets relating to the ability of Hudson's Grill International, Inc to exist as a corporation. This resulted in an increase in stockholders equity of $196,723. The Board of Directors of Hudson's Grill International met on August 8, 2008 and appointed Mr. Joseph J. Meuse as Director, President and Secretary of the Corporation. Following that appointment all other board members resigned. On December 22, 2008 the Board of Directors of the Company met and appointed Mr. David Roff as a Director. Following his appointment Mr. Joseph J. Meuse resigned as an officer and director of the Company. The Board of Directors appointed Mr. Roff as the President and CFO of the Company.

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

The Company's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2009, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as disclosed in the Company's 2008 Form 10K. The material weaknesses identified did not result in the restatement of any previously reported consolidated financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period.

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


                                    Hudson's Grill International, Inc.


Date: July 29, 2009                 By:   /s/ David Roff
                                          -------------------------------------
                                          David Roff
                                          President and Chief Executive Officer

--------------------------------------------------------------------------------