Form 10-Q
period 2009-09-30
HUDSONS GRILL INTERNATIONAL INC
filed 2009-10-21
CIK 1104254

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

                                 --------------


x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 2009
                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from: _____________ to _____________

                                 --------------

                       HUDSON'S GRILL INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                                 --------------

             Texas                    333-94797                  75-2738727
-----------------------------    --------------------   ------------------------
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

   Large accelerated filer    |_| Accelerated filer    |_| Non-accelerated filer
   Small reporting company       |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). |X| Yes |_| No

State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,388,986 shares of Class A Common Stock outstanding as of October 21, 2009.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                       HUDSON'S GRILL INTERNATIONAL, INC.
                                  Consolidated
                                 Balance Sheets


                                                 September 30,     December 31,
                                                     2009              2008
                                                  (unaudited)
                    Assets

      Total assets                               $            -   $           -
                                                 --------------   --------------

      Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable and accrued liabilities                    -           1,023
                                                 --------------   --------------
      Total current liabilities                               -           1,023
                                                 ==============   ==============

Commitments and contingencies

Stockholders' deficit:
  Common stock, no par value; 100,000,000
    shares authorized, 10,388,986 shares
    issued and outstanding at September 30,
    2009 and December 31, 2008                          427,935         402,678
  Common stock, Class B, no par value,
    15,000,000 shares authorized, no shares
    issued and outstanding                                    -               -
  Accumulated deficit                                  (427,935)       (403,701)
                                                 --------------   --------------

      Total stockholders' deficit                             -          (1,023)
                                                 --------------   --------------

      Total liabilities and stockholders'
       deficit                                   $            -   $           -
                                                 ==============   ==============




   The accompanying notes are an integral part of these financial statements.

                       HUDSON'S GRILL INTERNATIONAL, INC.
                                  Consolidated
                            Statements of Operations
                                  (unaudited)



                       Three Months Ended               Nine Months Ended
                         September 30,                    September 30,
                  ----------------------------   -------------------------------
                      2009            2008            2009             2008
                  ------------   -------------   --------------   --------------

Operating costs:
  General and
   administrative $     (4,040)  $      (1,696)  $      (24,234)  $      (1,696)
                  ------------   -------------   --------------   --------------
    Total               (4,040)         (1,696)         (24,234)         (1,696)
                  ------------   -------------   --------------   --------------

    Loss from
    continuing
    operations          (4,040)         (1,696)         (24,234)         (1,696)
                  ------------   -------------   --------------   --------------

Discontinued
 operations
  Loss on
  discontinued
  operations                 -         (23,757)               -        (229,012)
                  ------------   -------------   --------------   --------------
  Total loss on
  discontinued
  operations                 -         (23,757)               -        (229,012)
                  ------------   -------------   --------------   --------------

Net loss          $     (4,040)  $     (25,453)  $      (24,234)  $    (230,718)
                  ------------   ------------    --------------   --------------

Net loss per
 share - basic
 and diluted
Continuing
 operations       $       0.00   $        0.00   $         0.00   $        0.00
Discontinued
 operations       $       0.00   $        0.00   $         0.00   $       (0.03)
Net loss per
 share            $       0.00   $        0.00   $         0.00   $       (0.03)
Weighted average
 outstanding
 shares
  Basic and
   diluted          10,388,986       9,511,208       10,388,986       8,266,393



   The accompanying notes are an integral part of these financial statements.

                       HUDSON'S GRILL INTERNATIONAL, INC.
                                  Consolidated
                            Statements of Cash Flows
                                   (unaudited)


                                                       Nine Months Ended
                                                         September 30,
                                                 -------------------------------
                                                     2009              2008
                                                 --------------   --------------
Cash flows from operating activities:
  Net loss                                       $      (24,234)  $    (230,708)
  Items not involving cash:
    Amortization of loan costs                                -           5,386
    Depreciation                                              -             526
    Loss on disposal of operations                            -         153,696
    Professional fees paid with stock                         -          26,000
Changes in operating assets and liabilities
  Other current assets                                        -            (982)
  Accounts receivable                                         -           1,883
  Accounts payable and accrued expenses                       -           2,162
  Accounts payable to related parties                         -          56,758
                                                 --------------   --------------
      Net cash provided by (used in)
        operating activities                            (24,234)         14,721
                                                 --------------   --------------

Cash flows from investing activities:
  Cash divested in sale transaction                           -         (20,000)
                                                 --------------   --------------
      Net cash used in
        investing activities                                  -         (20,000)
                                                 --------------   --------------

Cash flows from financing activities:
  Capital contributions                                  24,234               -
                                                 --------------   --------------
      Net cash provided by
        financing activities                             24,234               -
                                                 --------------   --------------

      Net change in cash                                      -          (5,279)

Cash, beginning of period                                     -           5,279
                                                 --------------   --------------

Cash, end of period                              $            -   $           -
                                                 ==============   ==============

Supplemental disclosure of cash flow
  information:
Non-cash transaction
  Cancellation of debt through building
  foreclosure and new $35,000 note payable       $            -   $   1,110,362
                                                 ==============   ==============


   The accompanying notes are an integral part of these financial statements.

                       HUDSON'S GRILL INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    UNAUDITED INFORMATION
      ---------------------

         The consolidated balance sheet of Hudson's Grill International, Inc. (the "Company") as of September 30, 2009, and the consolidated statements of operations for the three month period and nine month periods ended September 30, 2009 and 2008, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of September 30, 2009, and the results of operations for the three months and nine months ended September 30, 2009 and 2008.

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

         The results of discontinued operations after the Asset Purchase Agreement are as follows:


                     Three           Three           Nine              Nine
                     Months          Months          Months           Months
                     Ended           Ended           Ended            Ended
                  September 30,  September 30,    September 30,    September 30,
                     2009             2008           2009              2008
                   (Unaudited)    (Unaudited)     (Unaudited)      (Unaudited)
                  ------------   -------------   --------------   --------------

Revenues:
  Franchise fees             -          10,329                -         126,467
                  ------------   -------------   --------------   --------------
   Total revenues            -          10,329                -         126,467
Expenses:
                  ------------   -------------   --------------   --------------
   Total expenses            -         (34,086)               -        (201,783)
                  ------------   -------------   --------------   --------------
   Loss from
    discontinued
    operations               -         (23,757)               -         (75,316)
                  ------------   -------------   --------------   --------------

         On June 9, 2006, HGI-Oshkosh LLC ("HGIO"), a Texas limited liability company and wholly owned subsidiary of the Company, purchased a building and land in Oshkosh, isconsin, for $1,115,000. It also purchased furniture and equipment for $114,927, which was used to finish out the building as a Hudson's Grill. HGIO borrowed $1,075,000 on a twenty year note from the Upper Peninsula State Bank in Escanaba, Michigan, and $50,000 from the Company, to buy the building, land, furniture and equipment; the Company borrowed the $50,000 that it loaned to HGIO from Border City Ale House, Inc. ("BCAH"), a company owned by Anthony B. Duncan, one of the Company's directors. HGIO leased the building, land, furniture and equipment to two franchisees, but each one failed, and the property became vacant in August 2007.

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

4.    RELATED PARTY TRANSACTION
      -------------------------

         A shareholder of the Company paid expenses of $4,040 and $24,234 for the three and nine month periods ended September 30, 2009. These payments were treated as capital contributions as this shareholder is the majority owner of the Company.

SUBSEQUENT EVENTS
-----------------

         Management has evaluated and disclosed subsequent events up to and including October 21, 2009 which is the date the statements were available for issuance.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

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

         The Company's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2009, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as disclosed in the Company's 2008 Form 10-K. The material weaknesses identified did not result in the restatement of any previously reported consolidated financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period.

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

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits.

      Exhibit Number       Exhibit Title
      --------------       -------------

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


                                      Hudson's Grill International, Inc.


Date: October 21, 2009                By:  /s/ David Roff
                                           -------------------------------------
                                           David Roff
                                           President and Chief Executive Officer

--------------------------------------------------------------------------------