Form 10-K
period 2009-12-31
HUDSONS GRILL INTERNATIONAL INC
filed 2010-03-29
CIK 1104254

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-K

                                 --------------

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year end: December 31, 2009
                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
         For the transition period from: _____________ to _____________

                                 --------------

                       HUDSON'S GRILL INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                                 --------------

            Texas                     333-94797                75-2738727
   ---------------------------     -----------------    ----------------------
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


              (Former name, former address and former fiscal year,
                         if changed since last report)
--------------------------------------------------------------------------------

      Securities Registered Under Section 12(b) of the Exchange Act: None

         Securities Registered Under Section 12(g) of the Exchange Act:
                           Common Stock, no par value
                           --------------------------
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as
defined in Rule 405 of the Securities Act. Yes    No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. Yes     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_]No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer    [_]Accelerated filer    [_]Non-accelerated filer
 Small reporting company       [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes [_]No

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of January 20, 2010, based on the closing sale price of $0.09 as reported by the OTC Bulletin Board, was approximately $500,239

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes [X] No

State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,388,986 shares of Class A Common Stock outstanding as of January 20, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Item 4. Submissions of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Overview

The common shares of Hudson's are quoted on the Pink Sheets under the symbol HGII. As of January 20, 2010, there were approximately 300 registered holders of record of the Company's Common Stock (this excludes shareholders whose stock is held by a nominee or in "street name," because a nominee or street name holder is counted as one registered shareholder even if a nominee is holding stock for many shareholders). The Company believes that it has approximately 700 shareholders when including those whose shares are held in street name.

On December 31, 2009, there were 10,388,986 shares outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business

                               High       Low

Fiscal 2009

     First Quarter            $0.03      $0.006
     Second Quarter           $0.021     $0.006
     Third Quarter            $0.10      $0.02
     Fourth Quarter           $0.10      $0.025

Fiscal 2008

     First Quarter            $0.03      $0.03
     Second Quarter           $0.03      $0.001
     Third Quarter            $0.015     $0.003
     Fourth Quarter           $0.04      $0.003

Equity Compensation Plan Information

None

Recent Sales of Unregistered Securities

None

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

REVENUE: We have generated no revenues from our continuing operations for the years ended December 31, 2009 and 2008.

COMMON SHARES: During the year end December 31, 2009 we did not issue any common shares, warrants or options.

EXPENSES

GENERAL AND ADMINISTRATIVE: Hudson's spent $35,435 general and administrative costs in the year ended December 31, 2009 while $1,696 in such costs were incurred in the year ended December 31, 2008. The costs relate to audit, transfer agent and general and administrative costs.

The Company incurred a net loss of $0 in 2009 and $230,035 in 2008 from discontinued operations.

Liquidity and Capital Resources
-------------------------------

As of end of the fiscal year on December 31, 2009, we did not generate any revenues from our continuing business operations as all our operations were sold in August 2008.

As of December 31, 2009, we have no assets and an accounts payable liability of $36,458. Working capital stood at ($36458).

For the year ended December 31, 2009, our net loss from continuing operations was $(35,435), ($0.00 per share). The loss per share was based on a weighted average of 10,338,986 common shares outstanding. For the previous fiscal year the comparative numbers were a net loss of $1,696 and a loss per share of $0.00 per share based on a weighted average of 8,800,507shares outstanding. The loss from discontinued operations was $0 ($0.00) per share in 2009 and $292,012 ($0.03) per share in 2008.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

The Financial Accounting Standards Board ("FASB") issued authoritative guidance on the FASB Accounting Standards Codification ("ASC") and the hierarchy of generally accepted accounting principles, codified in ASC 105, Generally Accepted Accounting Principles. The codification was effective for interim or annual periods ending after September 15, 2009, and impacted the Company's financial statement disclosures beginning with the year ending December 31, 2009 as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

The FASB has issued authoritative guidance on Non-controlling Interests in Consolidated Financial Statements. The new codification code is ASC 810, Consolidation. This statement changes the way the consolidated income statement is presented when non-controlling interests are present. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. The implementation of this pronouncement did not have a significant impact on the financial statements of the Company.

The FASB has issued authoritative guidance on Business Combinations. The new codification code is ASC 805, Business Combinations. This statement retains the fundamental requirements that the acquisition method of accounting be used, and applies to all business entities, including mutual entities that previously used the pooling of interest method of accounting for some business combinations. The implementation of this pronouncement did not have a significant impact on the financial statements the Company.

The FASB has issued authoritative guidance on subsequent events, which was primarily codified into Topic 855, Subsequent Events, in the ASC. The guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC 855 did not have a material effect on the Company's financial statements and related disclosures.

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

The Report of our independent registered public accounting firm with respect to our financial statements as of December 31, 2009 and for the year then ended contains a qualification with respect to our ability to continue as a going concern.

Item 8. Financial Statements.

                                                                        Page
                                                                     -----------

Report of Independent Registered Public Accounting Firm.............    F-2

Balance Sheet at December 31, 2009 and 2008.........................    F-3

Statements of Operations for the years ended December 31, 2009 and 2008, and from August 11, 2008 (development stage)
     through December 31, 2009......................................    F-4

Statement of Comprehensive Income (Loss)............................    F-5

Statement of Changes in Stockholders' Equity (Deficit) for the
     period from January 1, 2008 through December 31, 2009..........    F-6

Statements of Cash Flows for the years ended December 31, 2009 and 2008, and from August 11, 2008 (development stage)
      through December 31, 2009.....................................    F-7

Notes to Financial Statements.......................................    F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                               Stan J.H. Lee, CPA
             2160 North Central Rd, Suite 203, Fort Lee, NJ, 07024

                  P.O. Box 436402, San Ysidro, CA, 92143-9402

                619-623-7799, Fax 619-564-3408, stan2u@gmail.com

            Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholders of HUDSON'S GRILL INTERNATIONAL,INC.

We have audited the accompanying balance sheet of HUDSON'S GRILL INTERNATIONAL,INC. ( a Development Stage Enterprise) as of December 31, 2009 and the related statements of operation, changes in shareholders' equity and cash flows for the fiscal year then ended and period from August 11, 2008 (development stage) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of HUDSON'S GRILL INTERNATIONAL,INC. as of December 31, 2008, were audited by other auditors whose report dated March 23, 2009, expressed an unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUDSON'S GRILL INTERNATIONAL,INC. as of December 31, 2009 and the results of its operation and its cash flows for the fiscal year then ended and for the period from August 11, 2008 (development stage) to December 31, 2009 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's losses from operations and lack of liquidity raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stan J.H. Lee, CPA

Stan J.H. Lee, CPA
Fort Lee, NJ 07024
March 29, 2010

                       HUDSON'S GRILL INTERNATIONAL,INC.
                                  Consolidated
                                 Balance Sheets


                                                     December 31    December 31
                                                         2009           2008
                                                     ------------   ------------
Assets:

       Total assets                                  $         --   $        --
                                                     ------------   ------------

Liabilities and Stockholders' Deficit:
Current liabilities:
   Accounts payable and accrued liabilities          $     11,021   $     1,023
   Note payable related party                              25,437
                                                     ------------   ------------
       Total current liabilities                           36,458         1,023
                                                     ============   ============

Commitments and contingencies

Stockholders' deficit:
  Common stock, no par value; 100,000,000
    shares authorized, 10,388,986 shares
    issued and outstanding at December 31,
    2009 and December 31, 2008                       $    402,678   $   402,678
  Common stock, Class B, no par value,
    15,000,000 shares authorized, no shares
    issued and outstanding                                     --            --
  Accumulated deficit                                    (439,136)     (403,701)
                                                     ------------   ------------

       Total stockholders' deficit                        (36,458)       (1,023)
                                                     ------------   ------------

       Total liabilities and stockholders' deficit   $         --   $        --
                                                     ============   ============


   The accompanying notes are an integral part of these financial statements.

                       HUDSON'S GRILL INTERNATIONAL,INC.
                                  Consolidated
                            Statements of Operations

                                                                     August 11,
                                                                        2008
                                                                    (Development
                                                                       Stage)
                                              Years Ended             Through
                                              December 31,          December 31,
                                          2009            2008          2009
                                     -------------   ------------   ------------

Operating costs:
  General and administrative         $     (35,435)  $     (1,023)  $   (35,435)
                                     -------------   ------------   ------------
    Total                                  (35,435)        (1,023)      (35,435)
                                     -------------   ------------   ------------
  Loss from continuing operations          (35,435)        (1,023)      (35,435)
                                     -------------   ------------   ------------

Discontinued operations
  Loss on discontinued operations               --        (75,316)           --
  Loss on disposal of operations                         (153,696)
                                     -------------   ------------   ------------
  Total loss on discontinued
    operations                                  --       (229,012)           --
                                     -------------   ------------   ------------
Net loss                             $     (35,435)  $   (230,035)  $   (35,435)
                                     -------------   ------------   ------------

Net loss per share - basic and
  diluted
Continuing operations                $        0.00   $       0.00
                                     -------------   ------------
Discontinued operations              $        0.00   $      (0.03)
                                     -------------   ------------
Net loss per share                   $        0.00   $      (0.03)
                                     -------------   ------------
Weighted average outstanding shares
  Basic and diluted                     10,388,986      8,800,507
                                     =============   ============


   The accompanying notes are an integral part of these financial statements.

                      HUDSON'S GRILL INTERNATIONAL,INC.
                                  Consolidated
             Statement of Changes in Stockholders' Equity (Deficit)


                                                      Accumulated
                             Common Stock               Equity
                         Shares          Amount        (Deficit)       Total
                     -------------   -------------   ------------   ------------

Balance at
January 1, 2008          7,643,986         179,955       (173,666)        6,289

  Stock issuance for
    professional
    services               770,000          26,000                       26,000
  Shares issued on
    sale of assets       1,975,000         196,723                      196,723
  Net loss, year
    ended December
    31, 2008                    --              --       (230,035)     (230,035)
                     -------------   -------------   ------------   ------------

Balance at
  December 31, 2008     10,388,986   $     402,678   $   (403,701)  $    (1,023)

  Net loss, year
    ended December
    31, 2009                                              (35,435)      (35,435)
                     -------------   -------------   ------------   ------------

Balance at
December 31, 2009       10,388,986   $     402,678   $   (439,136)  $   (36,458)
                     =============   =============   ============   ============



  The accompanying notes are an integral part of these financial statements.

                       HUDSON'S GRILL INTERNATIONAL,INC.
                                  Consolidated
                            Statements of Cash Flows


                                                                    August 11,
                                                                        2008
                                                                    (Development
                                                                       Stage)
                                              Years Ended             Through
                                              December 31,          December 31,
                                          2009            2008          2009
                                     -------------   ------------   ------------

Cash flows from operating activities:
  Net loss                           $     (35,435)  $   (230,035)  $   (35,435)
  Items not involving cash:
     Amortization of loan costs                 --          5,386            --
     Depreciation                               --            526            --
     Loss on disposal of operations             --        153,696            --
     Professional fees paid with
       stock                                    --         26,000            --
Changes in operating assets and
 liabilities
  Other current assets                          --           (982)           --
  Accounts receivable                           --          1,883            --
  Accounts payable and accrued
    expenses                                 9,998          1,489         9,998
  Accounts payable to related
    parties                                     --         56,758            --
                                     -------------   ------------   ------------
       Net cash provided by (used in)
       operating activities                (25,437)        14,721       (25,437)
                                     -------------   ------------   ------------

Cash flows from investing activities:
  Cash divested in sale transaction             --        (20,000)           --
                                     -------------   ------------   ------------
       Net cash used in
       investing activities                     --        (20,000)           --
                                     -------------   ------------   ------------

Cash flows from financing activities:
  Note payable related party                25,437             --        25,437
                                     -------------   ------------   ------------
       Net cash provided by
       financing activities                 25,437             --        25,437
                                     -------------   ------------   ------------

       Net change in cash                       --         (5,279)           --

Cash, beginning of period                       --          5,279            --
                                     -------------   ------------   ------------

Cash, end of period                  $          --   $         --   $        --
                                     =============   ============   ============

Supplemental disclosure of cash
  flow information:
Non-cash transaction
  Cancellation of debt through
    building foreclosure and
    new $35,000 note payable         $          --   $  1,110,362   $        --
                                     =============   ============   ============
  Income taxes paid                  $          --   $         --   $        --
                                     =============   ============   ============
  Interest paid                      $               $      3,986   $
                                     =============   ============   ============


The accompanying notes are an integral part of these financial statements.

                       HUDSON'S GRILL INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1- ORGANIZATION AND BASIS OF PRESENTATION

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

The Company will need working capital for its future planned activity, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort. The management of the Company has developed a strategy, which it believes will accomplish this objective, through short term loans, and equity funding, which will enable the Company to operate for the coming year. In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of the consolidated financial statements. The Report of our independent registered public accounting firm with respect to our financial statements as of December 31, 2009 and for the year then ended contains a qualification with respect to our ability to continue as a going concern.

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

Development Stage Company

The Company has not earned any revenue from operations since inception. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7, are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception. The Company has elected a fiscal year ending on December 31.

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

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2009 and 2008, the Company had no such investments. The Company maintains deposits primarily in one financial institution, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2009 and 2008, the uninsured portion of these deposits was zero. The Company has not incurred any losses related to its cash on deposit with financial institutions.

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

Earnings Per Share
------------------

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding for the period. Common stock equivalents are excluded from the computation if such inclusion would have an antidilutive effect. Since the Company incurred losses for 2009 and 2008, common stock equivalents are not included because they would be anti-dilutive.

At December 31, 2009 and 2008, the Company had 1,756,000 and 2,435,000 stock options that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

Concentrations of Credit Risk
-----------------------------

In the normal course of business, the Company extends unsecured credit to franchisees, which are reflected on the Company's consolidated balance sheets as accounts receivable. The Company's accounts receivable are subject to potential credit risk. The maximum exposure assuming non-performance by the debtors is the amount shown on the balance sheet at the date of non-performance. The Company believes that an adequate allowance for uncollectible accounts has been established. The allowance for uncollectible accounts is continually monitored, and adjustments are made as necessary. For the years ended December 31, 2009 and 2008, the Company had bad debt expenses of $0 and $0 respectively. Accounts receivable are included in assets of discontinued operations shown net of allowance of $0 and $0 at December 31, 2009 and 2008, respectively.

Recently Issued Accounting Pronouncements
-----------------------------------------

The Financial Accounting Standards Board ("FASB") issued authoritative guidance on the FASB Accounting Standards Codification ("ASC") and the hierarchy of generally accepted accounting principles, codified in ASC 105, Generally Accepted Accounting Principles. The codification was effective for interim or annual periods ending after September 15, 2009, and impacted the Company's financial statement disclosures beginning with the year ending December 31, 2009 as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

The FASB has issued authoritative guidance on Non-controlling Interests in Consolidated Financial Statements. The new codification code is ASC 810, Consolidation. This statement changes the way the consolidated income statement is presented when non-controlling interests are present. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. The implementation of this pronouncement did not have a significant impact on the financial statements of the Company.

The FASB has issued authoritative guidance on Business Combinations. The new codification code is ASC 805, Business Combinations. This statement retains the fundamental requirements that the acquisition method of accounting be used, and applies to all business entities, including mutual entities that previously used the pooling of interest method of accounting for some business combinations. The implementation of this pronouncement did not have a significant impact on the financial statements the Company.

The FASB has issued authoritative guidance on subsequent events, which was primarily codified into Topic 855, Subsequent Events, in the ASC. The guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC 855 did not have a material effect on the Company's financial statements and related disclosures.

Note 3 - DISCONTINUED OPERATIONS

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

In August, 2008 the Company entered into an Asset Purchase Agreement with Concept Franchising, LLC. Under this agreement the Company delivered 1,975,000 shares of the Company's common stock and transferred all assets to Concepts Franchising, LLC in exchange for Concept's assumption of all the liabilities of the Company. Concept received assets of $61,704 and assumed $258,427 in liabilities resulting in an increase in stockholders equity of $196,723. The asset purchase by Concept Franchising LLC. had no financial statement impact as the stock issued was valued at the difference of the assets and liabilities assumed as this was determined to be the most reliable measure of fair value.

The results of discontinued operations as previously reported for the years ending December 31, 2009 and 2008 are as follows:

                                                        Dec 31,       Dec 31,
                                                          2009         2008
                                                     ------------   ------------
Revenues:
               Franchise fees                        $          0       126,467
                                                     ------------   ------------
                  Total revenues                                0       126,467
Expenses:
               Expenses                                         0       201,783
                                                     ------------   ------------
                   Total expenses                               0       201,783
                                                     ------------   ------------

               Loss from discontinued operations     $          0       (75,316)
                                                     ------------   ------------

Note 4 - RELATED PARTY TRANSACTIONS

During the third quarter of 2008 the Company issued 500,000 shares of common stock to Robert W. Fischer ("Fischer"), Fischer shares were issued to pay professional fees. The value of shares was determined using the price per share of $ .028 per share which Belmont Partners, LLC was paying to purchase control of the Company. Additionally, 270,000 shares of common stock were issued to Roy Millender, in satisfaction of a $12,000 liability.

The Company leased its corporate office space in 2008 on a monthly basis from a firm in which the president of the Company is a partner. Rental and utility costs for the office space was approximately $10,900 for the year ended December 31, 2008. For the year ended 2008 the amount is included with the discontinued operations.

A shareholder of the Company has loaned the Company $25,437. There are no terms of repayment and the loan is currently interest free.

Note 5 - INCOME TAX
                                                        2009             2008
                                                     ------------   ------------
Deferred tax assets:
Bad debt allowance                                   $         --   $       --
Net operating loss                                        317,700       305,076
                                                     ------------   ------------
Total deferred tax assets                            $    317,700   $   305,076
Deferred tax liabilities:
Depreciation                                         $         --   $        --
Other                                                          --            --
Valuation allowance                                      (317,700)     (305,076)
                                                     ------------   ------------
Net deferred taxes                                   $         --   $        --

In August 2008 the Company sold its assets and its prospects for future profitability and ability to use NOL's has worsened significantly, the Company has decided to take a valuation allowance equal to its total deferred assets in 2008.

The Company had no income taxes payable for the years ended December 31, 2009 and 2008. Thus, it did not need to use any of its NOL carry forwards in those years. At December 31, 2009, NOL carry forwards of approximately $934,413 were available to offset future taxable income and expire through 2028.

The Company was deemed to have undergone an ownership change for purposes of the Internal Revenue Code as a result of its change in control in September 2008 and again in December 2008. Accordingly, the Company may have limitations on the yearly utilization of its U.S. tax carry-forwards in accordance with Section 382 of the Internal Revenue Code.

                                                         2009           2008
                                                     ------------   ------------

Federal Income Tax at Statutory Rate                          34%           34%
Adjustment to valuation allowance                            (34%)         (34%)
                                                     ------------   ------------
Total effective income tax rate                                0%            0%

Note 6 - SHAREHOLDER'S EQUITY

In 2008 the Company issued 770,000 common shares to related parties in satisfaction of monies owed and to pay professional fees.

In 2008 the Company issued 1,975,000 common shares shares in conjunction with the sale of its assets and the assumption of its liabilities.

The Company currently has 100,000,000 shares authorized and 10,388,986 common shares issued and outstanding as of December 31, 2009

Note 7 - STOCK OPTIONS

Effective January 1, 2006, the Company discontinued the granting of stock options. The following is a summary of stock option activity:

                                                                      Weighted
                                                                      Average
                                                                      Exercise
                                                        Options         Price
                                                     ------------   ------------

Outstanding at December 31, 2006                        4,645,000   $      0.07
Cancelled/expired                                       1,440,000          0.10
                                                     ------------   ------------

Outstanding at December 31, 2007                        3,205,000   $      0.05
Cancelled/expired                                         770,000   $      0.10
                                                     ------------   ------------

Outstanding at December 31, 2008                        2,435,000   $      0.04
Cancelled/expired                                         679,000   $      0.10
                                                     ------------   ------------

Outstanding at December 31, 2009                        1,756,000   $      0.07

The following table summarizes information about stock options outstanding at December 31, 2009:

               Options Outstanding                   Options Exercisable
 Weighted
 Average                                      Weighted                 Weighted
 Remaining                      Range of       Average                  Average
Contractual      Number         Exercise       Exercise     Number      Exercise
  Life         Outstanding       Prices         Price     Exercisable    Price
-----------    -----------      --------      ---------   -----------  ---------

  .5 years        388,000      $0.013-0.02      $0.02        388,000     $0.015
   1 years        646,000      $0.005-0.095     $0.05        646,000      $0.05
   2 years        491,000      $0.045-0.105     $0.07        491,000      $0.07
-----------    -----------      --------      ---------   -----------  ---------
                1,756,000                       $0.04      1,756,000      $0.04

The intrinsic value of exercisable and outstanding options at December 31, 2009, was $34,940.

Note 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including March 29, 2010 which is the date the statements were available for issuance and determined there is no disclosable subsequent events.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported consolidated financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2009 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

   ============== =======================  =======    =========================
       Name            Position Held        Age       Date First Elected
                       with the                       / Appointed
                       Corporation
   ============== =======================  =======    =========================
   David Roff       President, Secretary,    38       December 22, 2008
                    Treasurer and
                    Director

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Mr. David Roff is the co-president of, Brave Consulting, a private consulting and investment corporation and has held this position since 2001. Mr. Roff has extensive experience working with small cap public companies for more than ten years. Prior to that, Mr. Roff was a management consultant for Coopers & Lybrand Consulting where he advised large financial institutions, investment fund complexes and other organizations on technology and internal control strategies. He was the former President and Sole Director of Deep Well from September 10, 2003 until February 6, 2004. Mr. Roff is a Director of Deep Well Oil & Gas, (DWOG-PK). Mr. Roff is a Director of Arkson Nutraceuticals, (AKSN-BB) Mr. Roff is a Chartered Accountant with a B.A. degree from the University of Western Ontario.

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

Audit Committee

Hudson's Grill's sole director functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of the Company's independent accountant; and (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters. Accordingly, the board of directors believes that its director has the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have. David Roff has been designated as our qualified financial expert

Corporate Governance

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information concerning all compensation paid or accrued by us to our President and Chief Executive Officer, during the fiscal year ended December 31, 2009. None of the officer receives compensation in excess of $100,000 per year.

                                                             Long-Term
                                Annual Compensation      Compensation Awards
Name and              Fiscal                        Stock Options     All Other
Principal Position     Year     Salary      Bonus      Granted      Compensation
--------------------------------------------------------------------------------
David Roff             2009       $0          --           --               --
President              2008       $0          --           --               --
Joseph Meuse           2008       $0          --           --               --
President

Stock Option Grants

No stock options were granted during the fiscal year ended December 31, 2009 or December 31, 2008. Effective January 1, 2006, the Company discontinued the grant of stock options.

Options Exercised and Year-End Option Values

The following table sets forth certain information regarding the value of unexercised options held by the named executive officer as of December 31, 2009.

Fiscal Year-End Option Values(1)

                 Shares                                Number of Shares             Value of Unexercised
              Acquired upon   Value Realized        Underlying Unexercised          In-the-Money Options
               Exercise of     From Exercise     Options at December 31, 2008       at December 31, 2008
Name             Options        Of Options      Exercisable     Unexercisable   Exercisable      Unexercisable
---------------------------------------------------------------------------------------------------------------
David Roff          --                --               --           --            $    --           $    --

Stock Option Plan

Effective January 1, 2006 the Company discontinued the granting of options to officers, directors and employees.

Compensation of Directors

The Company does not pay any compensation to directors.

Director Compensation

                                                                    Nonqualified
                                                                      deferred
             Fees earned or     Stock     Option   Non-equity       compensation
             paid in cash       awards    awards   incentive plan     earnings     All other        Total
Name             ($)             ($)       ($)     compensation ($)    ($)       compensation ($)    ($)
---------------------------------------------------------------------------------------------------------
David Roff       $0              --         --         ---              ---           --              $0

Employment Agreements

We have no employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of January 20, 2010, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

    Name and Address          Amount and Nature               Percentage of
   of Beneficial Owner       of Beneficial Ownership          Class(1)
================================================================================
David Roff                        4,830,770 Direct              46.50%
================================================================================
Directors and Officers             4,830,770 Direct             46.50%
(as a group)
================================================================================

      (1) Based on 10,388,986 shares outstanding as of January 20, 2010 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

David Roff is the sole officer and director of the Company. David Roff is not an independent director.

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional services rendered by Whitley Penn LLP for the audit of the Company's financial statements as of the year end December 31, 2008 and for professional services rendered by Stan J. H. Lee, CPA for the audit of the Company's financial statements as of the year end December 31, 2008 and fees billed for other services rendered by Whitley Penn LLP during those periods.

                                                             Years Ended
                                                        2009             2008
                                                    -------------   ------------

Audit Fees                                          $      26,198   $    28,953
Audit Related Fees                                  $               $     1,200
Tax Fees                                            $       5,000   $     5,000
All other Fees                                      $           -   $         -

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


                                 Hudson's Grill International, Inc.


Date: March 29, 2010             By: /s/ David Roff
                                     -------------------------------------
                                     David Roff
                                     President and Chief Executive Officer

--------------------------------------------------------------------------------