Form 10-K/A
period 2009-12-31
HUDSONS GRILL INTERNATIONAL INC
filed 2010-04-01
CIK 1104254

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                  FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (as defined in Rule 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes     No

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

Item 4. Reserved

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

EXPENSES

GENERAL AND ADMINISTRATIVE: Hudson's spent $35,435 general and administrative costs in the year ended December 31, 2009 while $1,023 in such costs were incurred in the year ended December 31, 2008. The costs relate to audit, transfer agent and general and administrative costs.

The Company incurred a net loss of $0 in 2009 and $230,035 in 2008 from discontinued operations.

Liquidity and Capital Resources
-------------------------------

As of end of the fiscal year on December 31, 2009, we did not generate any revenues from our continuing business operations as all our operations were sold in August 2008.

As of December 31, 2009, we have no assets and an accounts payable liability of $36,458. Working capital (deficit) stood at ($36,458).

For the year ended December 31, 2009, our net loss from continuing operations was $(35,435), ($0.00 per share). The loss per share was based on a weighted average of 10,338,986 common shares outstanding. For the previous fiscal year the comparative numbers were a net loss of $1,023 and a loss per share of $0.00 per share based on a weighted average of 8,800,507 shares outstanding. The loss from discontinued operations was $0 ($0.00) per share in 2009 and $229,012 ($0.03) per share in 2008.

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

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. As the Company has sold its assets and has generated no income in the past year, the Company now believes that it will not be able to utilize its deferred tax assets.

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

Item 8. Financial Statements.
                                                                          Page
                                                                         ------

Reports of Independent Registered Public Accounting Firms.............    F-2

Consolidated Balance Sheets at December 31, 2009 and 2008.............    F-4

Consolidated Statements of Operations for the years ended
    December 31, 2009 and 2008, and from August 11, 2008
    (development stage) through December 31, 2009.....................    F-5


Consolidated Statements of Changes in Stockholders' Equity
    (Deficit) for the years ended December 31, 2009 and 2008..........    F-6

Consolidated Statements of Cash Flows for the years ended
    December 31, 2009 and 2008, and from August 11, 2008
    (development stage) through December 31, 2009.....................    F-7

Notes to Financial Statements.........................................    F-8

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


/s/ Stan J.H. Lee, CPA

Stan J.H. Lee, CPA
Fort Lee, NJ 07024
March 29, 2010

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Hudson's Grill International, Inc.


We have audited the accompanying consolidated balance sheet of Hudson's Grill International, Inc. and subsidiary, as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hudson's Grill International, Inc. and subsidiary as of December 31, 2008, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Whitley Penn  LLP

Dallas, Texas
March 23, 2009

                      HUDSON'S GRILL INTERNATIONAL,INC.
                                  Consolidated
                                 Balance Sheets

                                                               As of
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

                       HUDSON'S GRILL INTERNATIONAL,INC.
                                  Consolidated
                            Statements of Operations

                                                                     August 11,
                                                                        2008
                                                                    (Development
                                                                       Stage)
                                              Years Ended             Through
                                              December 31,          December 31,
                                          2009            2008          2009
                                     -------------   ------------   ------------

Operating costs:
    General and administrative       $     (35,435)  $     (1,023)  $   (35,435)
                                     -------------   ------------   ------------
          Total                            (35,435)        (1,023)      (35,435)
                                     -------------   ------------   ------------
    Loss from continuing operations        (35,435)        (1,023)      (35,435)
                                     -------------   ------------   ------------

Discontinued operations
    Loss on discontinued operations             --       (229,012)           --
                                     -------------   ------------   ------------
          Total loss on
           discontinued operations              --       (229,012)           --
                                     -------------   ------------   ------------
Net loss                             $     (35,435)  $   (230,035)  $   (35,435)
                                     -------------   ------------   ------------
Net loss per share - basic and
  diluted
Continuing operations                $        0.00   $       0.00
                                     -------------   ------------
Discontinued operations              $        0.00   $      (0.03)
                                     -------------   ------------
Net loss per share                   $        0.00   $      (0.03)
                                     -------------   ------------
Weighted average outstanding shares
    Basic and diluted                   10,388,986      8,800,507
                                     -------------   ------------


The accompanying notes are an integral part of these financial statements.

                      HUDSON'S GRILL INTERNATIONAL,INC.
                                  Consolidated
             Statement of Changes in Stockholders' Equity (Deficit)


                                                      Accumulated
                             Common Stock               Equity
                         Shares          Amount        (Deficit)       Total
                     -------------   -------------   ------------   ------------

Balance at
December 31, 2007        7,643,986   $     179,955   $   (173,666)  $     6,289

    Stock issuance
    for professional
    services               770,000          26,000             --        26,000
    Shares issued on
    sale of assets       1,975,000         196,723             --       196,723
    Net loss, year
    ended December
    31, 2008                    --              --       (230,035)     (230,035)
                     -------------   -------------   ------------   ------------

Balance at
December 31, 2008       10,388,986         402,678       (403,701)       (1,023)

    Net loss, year
    ended December
    31, 2009                   --               --        (35,435)      (35,435)
                     -------------   -------------   ------------   ------------
Balance at
December 31, 2009       10,388,986   $     402,678   $   (439,136)  $   (36,458)
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
                                     =============   ============   ============

Supplemental disclosure of cash
flow information:
Non-cash transaction
  Cancellation of debt through
    building foreclosure and
    new $35,000 note payable         $          --   $  1,110,362   $        --
                                     =============   ============   ============
  Income taxes paid                  $          --   $         --   $        --
                                     =============   ============   ============
  Interest paid                      $          --   $      3,986   $        --
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

Development Stage Company

The Company has not earned any revenue from operations since inception. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company". The Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception. The Company has elected a fiscal year ending on December 31.

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

A shareholder of the Company has loaned the Company $25,437 in 2009. There are no terms of repayment and the loan is currently interest free.

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

Note 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of the financial statements and determined there is no disclosable subsequent events.

Item 9. Changes In & Disagreements With Accountants on Accounting & Financial Disclosure

On January 21, 2010, our Board of Directors dismissed Whitley Penn, LLP ("WP"), as our independent registered public accounting firm. Our relationship with WP ended January 21, 2010.

Concurrent with this action, our Board of Directors appointed Stan J.H. Lee, CPA, ("SJHL"), as our new independent certified public accounting firm. SJHL is located at 2160 North Central Rd. Suite 203, Fort Lee, NJ 07024.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

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

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

      1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
      2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
      3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
      4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional services rendered by Whitley Penn LLP for the audit of the Company's financial statements as of the year end December 31, 2008 and for professional services rendered by Stan J. H. Lee, CPA for the audit of the Company's financial statements as for the year end December 31, 2009 and fees billed for other services rendered by Whitley Penn LLP for the year ended December 31, 2008.

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


                                  Hudson's Grill International, Inc.


Date: April 1, 2010               By:    /s/ David Roff
                                         -------------------------------------
                                         David Roff
                                         President and Chief Executive Officer

--------------------------------------------------------------------------------