Form 10-Q
period 2010-03-31
HUDSONS GRILL INTERNATIONAL INC
filed 2010-05-05
CIK 1104254

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-Q

                                 --------------

{x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the quarterly period ended: March 31, 2010
                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from: _____________ to _____________

                                 --------------

                       HUDSON'S GRILL INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                                 --------------

           Texas                    333-94797                 75-2738727
-----------------------------   --------------------    ----------------------
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

                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

  Large accelerated filer  [_]Accelerated filer      [_]Non-accelerated filer
[_] Small reporting company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the [X] Yes [_] No Act).

State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,388,986 shares of Class A Common Stock outstanding as of April 30, 2009.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------

                                                                        Page
                                                                      --------

Consolidated Balance Sheets at March 31, 2010
  and December 31, 2009..........................................       F-2

Consolidtated Statements of Operations for the
  three-months ended March 31, 2010 and from August 11,
  2008 (development stage) through March 31, 2010................       F-3


Consolidated Statements of Cash Flows for the
  three-months ended March 31, 2010 and from August 11,
  2008 (development stage) through March 31, 2010................       F-4

Notes to Financial Statements....................................       F-5

                       HUDSON'S GRILL INTERNATIONAL, INC.
                                  Consolidated
                                 Balance Sheets


                                                     March 31       December 31
                                                       2010             2009
                                                   -------------   -------------
                                                    (Unaudited)      (Audited)
Assets:

            Total assets                           $          --   $         --
                                                   -------------   -------------

Liabilities and Stockholders' Deficit:
Current liabilities:
  Accounts payable and accrued liabilities         $       3,042         11,021
  Note payable related party                              36,638         25,437
                                                   -------------   -------------
            Total current liabilities                     39,680         36,458
                                                   =============   =============

Commitments and contingencies

Stockholders' deficit:
  Common stock, no par value; 100,000,000
    shares authorized, 10,388,986 shares
    issued and outstanding at December 31,
    2009 and December 31, 2008                     $     402,678   $    402,678
  Common stock, Class B, no par value,
    15,000,000 shares authorized, no shares
    issued and outstanding                                    --            --
  Accumulated deficit                                   (444,858)      (439,136)
                                                   -------------   -------------

            Total stockholders' deficit                  (42,180)       (36,458)
                                                   -------------   -------------

            Total liabilities and stockholders'
            deficit                                $          --   $         --
                                                   =============   =============



   The accompanying notes are an integral part of these financial statements

                       HUDSON'S GRILL INTERNATIONAL, INC.
                                  Consolidated
                            Statements of Operations

                                                                     August 11,
                                                                        2008
                                                                   (Development
                                                                      Stage)
                                         Three Months Ended          Through
                                             March 31,               March 31,
                                       2010            2009            2010
                                   -------------   -------------   -------------

Operating costs:
  General and administrative       $      (5,722)  $     (15,006)  $    (41,157)
                                   -------------   -------------   -------------
      Total                               (5,722)        (15,006)       (41,157)
                                   -------------   -------------   -------------

Net loss                           $      (5,722)  $     (15,006)  $    (41,157)
                                   -------------   -------------   -------------

Net loss per share - basic and
  diluted
Net loss per share                 $        0.00   $        0.00
                                   -------------   -------------
Weighted average outstanding
 shares
    Basic and diluted                 10,388,986      10,388,986
                                   =============   =============


   The accompanying notes are an integral part of these financial statements

                       HUDSON'S GRILL INTERNATIONAL, INC.
                                  Consolidated
                            Statements of Cash Flows

                                                                     August 11,
                                                                        2008
                                                                   (Development
                                                                      Stage)
                                         Three Months Ended          Through
                                             March 31,               March 31,
                                       2010            2009            2010
                                   -------------   -------------   -------------

Cash flows from operating
 activities:
  Net loss                         $      (5,722)  $     (15,006)  $    (41,157)
  Items not involving cash:
     Amortization of loan costs               --              --             --
     Depreciation                             --              --             --
     Loss on disposal of
       operations                             --              --             --
     Professional fees paid with
       stock                                  --              --             --
Changes in operating assets and
 liabilities
  Other current assets                        --              --             --
  Accounts receivable                         --              --             --
  Accounts payable and accrued
    expenses                              (5,479)         (1,023)         4,519
  Accounts payable to related
    parties                                   --              --             --
                                   -------------   -------------   -------------
            Net cash provided by
            (used in) operating
            activities                   (11,201)        (16,029)       (36,638)
                                   -------------   -------------   -------------

Cash flows from investing
 activities:
  Cash divested in sale
    transaction                               --              --             --
                                   -------------   -------------   -------------
            Net cash used in
            investing activities              --              --             --
                                   -------------   -------------   -------------

Cash flows from financing
 activities:
  Note payable related party              11,201          16,029         36,638
                                   -------------   -------------   -------------
            Net cash provided by
            financing activities          11,201          16,029         36,638
                                   -------------   -------------   -------------

            Net change in cash                --              --             --

Cash, beginning of period                     --              --             --
                                   -------------   -------------   -------------

Cash, end of period                $          --   $          --   $         --
                                   =============   =============   =============

Supplemental disclosure of cash
  flow information:
Non-cash transaction
  Cancellation of debt through
    building foreclosure and
    new $35,000 note payable       $          --   $           0   $         --
                                   =============   =============   =============
  Income taxes paid                $          --   $          --   $         --
                                   =============   =============   =============
  Interest paid                    $               $          --   $
                                   =============   =============   =============



   The accompanying notes are an integral part of these financial statements

                       HUDSON'S GRILL INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    UNAUDITED INFORMATION
      ---------------------

The consolidated balance sheet of Hudson's Grill International, Inc. (the "Company") as of March 31, 2010 and the consolidated statements of operations for the three month period ended March 31, 2010 , have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of March 31, 2010, and the results of operations for the three months ended March 31, 2010.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company's consolidated financial statements as filed on Form 10-K for the year ended December 31, 2009.

2.    PRINCIPLES OF CONSOLIDATION
      ---------------------------

The consolidated financial statements include the accounts of Hudson's Grill International, Inc., and its subsidiary. Significant intercompany accounts and transactions have been eliminated in consolidation.

3.    DEVELOPMENT STAGE COMPANY
      -------------------------

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

4.    EARNINGS PER SHARE
      ------------------

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

5.    RELATED PARTY TRANSACTION
      -------------------------

A shareholder of the Company paid expenses in the quarter of $11,201. The Company currently has no agreement with the shareholder and the loan bears no interest and is due on demand.

6.    GOING CONCERN
      -------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

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


                                    Hudson's Grill International, Inc.


Date: May 05, 2010                  By:    /s/ David Roff
                                           -------------------------------------
                                           David Roff
                                           President and Chief Executive Officer

--------------------------------------------------------------------------------