Form 10-Q
period 2010-06-30
LANSDOWNE SECURITY, INC.
filed 2010-08-11
CIK 1104254

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

                 For the quarterly period ended: June 30, 2010
                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from: _____________ to _____________


                            LANSDOWNE SECURITY, INC.
                 (FORMERLY HUDSON'S GRILL INTERNATIONAL, INC.)

             (Exact name of registrant as specified in its charter)

                                 --------------

             Texas                    333-94797               75-2738727
  ----------------------------       ------------         -------------------
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

                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 [X] Yes [_] No days.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [_] Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the [X] Yes [_] No Act).

State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 17,288,986 shares of Class A Common Stock outstanding as of June 30, 2010.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------

                            LANSDOWNE SECURITY, INC.
                 (FORMERLY HUDSON'S GRILL INTERNATIONAL, INC.)
                                  Consolidated
                                 Balance Sheet


                                                     June 30,       December 31,
                                                       2010             2009
                                                    (unaudited)      (audited)
                                                   -------------   -------------
                  Assets

          Total assets                             $          --   $         --
                                                   -------------   -------------

     Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable and accrued liabilities                 5,006         11,021
  Note payable related party                              42,134         25,437
                                                   -------------   -------------
          Total current liabilities                $      47,140         36,458
                                                   =============   =============

Commitments and contingencies

Stockholders' deficit:
  Common stock, no par value; 100,000,000
     shares authorized, 10,388,986 shares
     issued and outstanding at June 30, 2009
     and December 31, 2008                         $     402,678        402,678
  Common stock, Class B, no par value,
     15,000,000 shares authorized, no shares
     issued and outstanding                                   --             --
  Accumulated deficit                                   (449,818)      (439,136)
                                                   -------------   -------------

          Total stockholders' deficit                    (47,140)       (36,458)
                                                   -------------   -------------

          Total liabilities and stockholders'
          deficit                                  $          (0)  $         --
                                                   =============   =============



The accompanying notes are an integral part of these financial statements.


                                                           LANSDOWNE SECURITY, INC.
                                                (FORMERLY HUDSON'S GRILL INTERNATIONAL, INC.)
                                                                 Consolidated
                                                           Statements of Operations
                                                                 (unaudited)

                                                                                                     August 11,
                                                                                                        2008
                                                                                                    (Development
                                                                                                       Stage)
                                         Three Months Ended              Six Months Ended             Through
                                             June 30,                         June 30,                June 30,
                                       2010            2009           2010             2009             2010
                                  --------------   -------------   -------------   -------------   -------------
Operating costs:
  General and administrative      $        4,960   $       5,188   $      10,682   $      20,194        (46,117)
                                  --------------   -------------   -------------   -------------   -------------
    Total                                  4,960           5,188          10,682          20,194        (46,117)
                                  --------------   -------------   -------------   -------------   -------------

                                                                                                        (46,117)
                                  --------------   -------------   -------------   -------------   -------------
Net loss                          $       (4,960)  $      (5,188)  $     (10,682)  $     (20,194)
                                  --------------   -------------   -------------   -------------   -------------

Net loss per share - basic
  and diluted
Continuing operations             $         0.00   $        0.00   $        0.00   $        0.00
Discontinued operations           $         0.00   $        0.00   $        0.00   $        0.00
Net loss per share                $         0.00   $        0.00   $        0.00   $        0.00
Weighted average outstanding
 shares
   Basic and diluted                                  10,388,986                      10,388,986



The accompanying notes are an integral part of these financial statements.

                                                                      3

                            LANSDOWNE SECURITY, INC.
                 (FORMERLY HUDSON'S GRILL INTERNATIONAL, INC.)
                                  Consolidated
                            Statements of Cash Flows
                                  (unaudited)


                                                                     August 11,
                                                                        2008
                                                                    (Development
                                                                       Stage)
                                          Six Months Ended            Through
                                              June 30,                June 30,
                                        2010            2009            2010
                                  --------------   -------------   -------------

Cash flows from operating
 activities:
   Net loss                       $      (10,682)  $     (20,194)       (46,117)
   Items not involving cash:
     Amortization of loan costs               --              --             --
     Depreciation                             --              --             --
     Loss on disposal of
      operations                              --              --             --
Changes in operating assets
 and liabilities
  Other current assets                        --              --
  Accounts receivable                         --              --             --
  Accounts payable and accrued
    expenses                              (6,015)         (1,023)         3,983
  Accounts payable to related
    parties                                   --              --             --
                                  --------------   -------------   -------------
          Net cash provided by
          (used in) operating
          activities                     (16,697)        (21,217)       (42,134)
                                  --------------   -------------   -------------

Cash flows from investing
 activities:
  Cash divested in sale
    transaction                               --              --             --
                                  --------------   -------------   -------------
          Net cash used in
          investing activities                --              --             --
                                  --------------   -------------   -------------

Cash flows from financing
 activities:
  Note payable related party              16,697          21,217         42,134
                                  --------------   -------------   -------------
          Net cash provided by
          financing activities            16,697          21,217         42,134
                                  --------------   -------------   -------------


          Net change in cash                  --              --             --

Cash, beginning of period                     --              --             --
                                  --------------   -------------   -------------

Cash, end of period               $           --   $          --   $         --
                                  ==============   =============   =============

Supplemental disclosure of cash
 flow information:
Non-cash transaction
  Cancellation of debt through
  building foreclosure and new
  $35,000 note payable            $           --   $           0   $         --
                                  ==============   =============   =============
  Income taxes paid               $           --   $          --   $         --
                                  ==============   =============   =============
  Interest paid                   $                $          --   $
                                  ==============   =============   =============



The accompanying notes are an integral part of these financial statements.

                            LANSDOWNE SECURITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   UNAUDITED INFORMATION
     ---------------------

The consolidated balance sheet of Lansdowne Security, Inc. (the "Company") as of June 30, 2010, and the consolidated statements of operations for the three month period and six month periods ended June 30, 2010 and 2009, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of June 30, 2010, and the results of operations for the three months and six months ended June 30, 2010 and 2009.

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

2.   PRINCIPLES OF CONSOLIDATION
     ---------------------------

The consolidated financial statements include the accounts of Lansdowne Security, Inc., and its subsidiary. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

5.   RELATED PARTY TRANSACTION
     -------------------------

A shareholder of the Company paid expenses in the quarter of $4,960. The Company currently has no agreement with the shareholder and the loan bears no interest and is due on demand. Balance of note payable to such shareholder as of June 30, 2010 is $ 42,134.

6.   SUBSEQUENT EVENT
     ----------------

Subsequent to June 30, 2010 the Company changed its state of incorporation from Texas to Nevada. As part of the new incorporation the company changed its name from Hudson's Grill International, Inc. to Lansdowne Security, Inc. The Company also completed a 1 for 50 reverse stock split.

7.   GOING CONCERN
     -------------

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

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

The Company's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2010, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as disclosed in the Company's 2009 Form 10K. The material weaknesses identified did not result in the restatement of any previously reported consolidated financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period. CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ending June 30, 2010 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                      Lansdowne Security, Inc.


Date: August 11, 2010                 By: /s/ David Roff
                                          -------------------------------------
                                          David Roff
                                          President and Chief Executive Officer

--------------------------------------------------------------------------------