Form 10-Q
period 2010-09-30
LANSDOWNE SECURITY, INC.
filed 2010-11-18
CIK 1104254

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

               For the quarterly period ended: September 30, 2010
                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from: _____________ to _____________

                                 --------------

                            LANSDOWNE SECURITY, INC.
             (Exact name of registrant as specified in its charter)

                                 --------------

           Texas                    333-94797               75-2738727
-----------------------------    ----------------    -----------------------
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

                      (Hudson's Grill International, Inc.)

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

State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 17,288,986 shares of Class A Common Stock outstanding as of September 30, 2010.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------

                            LANSDOWNE SECURITY, INC.
                  (FORMERLY HUDSON'S GRILL INTERNATIONAL, INC.
                          Consolidated Balance Sheets



                                                  September 30,    December 31,
                                                      2010            2009
                                                   (unaudited)      (audited)
                                                 ---------------  --------------

                   Assets

       Total assets                              $            --  $          --
                                                 ---------------  --------------

     Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable and accrued liabilities                 5,240         11,021
  Note payable related party                              65,420         25,437
                                                 ---------------  --------------

       Total current liabilities                 $        70,661         36,458
                                                 ===============  ==============

Commitments and contingencies

Stockholders' deficit:
  Common stock, no par value; 100,000,000
    shares authorized, 345,939 shares
    issued and outstanding at September 30,
    2010 and 10,388,986 shares issued and
    outstanding at December 31, 2009             $       402,678        402,678
  Preferred stock, $0.001 par value,
    10,000,00 shares authorized
    no shares issued and outstanding                          --             --
  Accumulated deficit                                   (473,339)      (439,136)
                                                 ---------------  --------------

       Total stockholders' deficit                       (70,661)       (36,458)
                                                 ---------------  --------------

       Total liabilities and
       stockholders' deficit                     $            (0) $          --
                                                 ===============  ==============


   The accompanying notes are an integral part of these financial statements


                                                     LANSDOWNE SECURITY, INC.
                                           (FORMERLY HUDSON'S GRILL INTERNATIONAL, INC.
                                              Consolidated Statements of Operations
                                                           (unaudited)

                                                                                                                      August 11,
                                                                                                                         2008
                                                                                                                     (Development)
                                                                                                                        Stage)
                                                        Three Months Ended              Nine Months Ended              Through
                                                           September 30,                   September 30,             September 30,
                                                       2010            2009            2010             2009             2010
                                                 ---------------  --------------  ---------------  ---------------  ---------------
Operating costs:
  General and administrative                     $        23,520  $        4,040  $        34,203  $        24,234          69,638
                                                 ---------------  --------------  ---------------  ---------------  ---------------
       Total                                              23,520           4,040           34,203           24,234          69,638
                                                 ---------------  --------------  ---------------  ---------------  ---------------

Net loss                                         $       (23,520) $       (4,040) $       (34,203) $       (24,234)        (69,638)
                                                 ---------------  --------------  ---------------  ---------------  ---------------

Net loss per share - basic and diluted
Continuing operations                            $          0.00  $         0.00  $          0.00  $          0.00
Discontinued operations                          $          0.00  $         0.00  $          0.00  $          0.00
Net loss per share                               $          0.00  $         0.00  $          0.00  $          0.00
Weighted average outstanding shares
    Basic and diluted                                    345,939         207,780          345,939          207,780



                            The accompanying notes are an integral part of these financial statements

                                                                2

                                     LANSDOWNE SECURITY, INC.
                           (FORMERLY HUDSON'S GRILL INTERNATIONAL, INC.
                              Consolidated Statements of Cash Flows
                                           (unaudited)

                                                                                     August 11,
                                                                                       2008
                                                                                   (Development
                                                                                       Stage)
                                                         Nine Months Ended            Through
                                                           September 30,           September 30,
                                                       2010            2009            2010
                                                 ---------------  --------------  ---------------
Cash flows from operating activities:
  Net loss                                       $       (34,203) $      (24,234)        (69,638)
  Items not involving cash:
    Amortization of loan costs                                --              --               --
    Depreciation                                              --              --               --
    Loss on disposal of operations                            --              --               --
Changes in operating assets and liabilities
  Other current assets                                        --              --
  Accounts receivable                                         --              --               --
  Accounts payable and accrued expenses                   (4,273)             --            5,725
  Accounts payable to related parties                         --              --               --
                                                 ---------------  --------------  ---------------
       Net cash provided by (used in)
       operating activities                              (38,476)        (24,234)         (63,913)
                                                 ---------------  --------------  ---------------

Cash flows from investing activities:
  Cash divested in sale transaction                           --              --               --
                                                 ---------------  --------------  ---------------
       Net cash used in
       investing activities                                   --              --               --
                                                 ---------------  --------------  ---------------

Cash flows from financing activities:
  Note payable related party                              38,476         (24,234)          63,913
                                                 ---------------  --------------  ---------------
       Net cash provided by
       financing activities                               38,476         (24,234)          63,913
                                                 ---------------  --------------  ---------------

       Net change in cash                                     --              --               --

Cash, beginning of period                                     --              --               --
                                                 ---------------  --------------  ---------------

Cash, end of period                              $            --  $           --  $            --
                                                 ===============  ==============  ===============

Supplemental disclosure of cash flow
  information:
Non-cash transaction
  Cancellation of debt through building
  foreclosure and new $35,000 note payable       $            --  $           --  $            --
                                                 ===============  ==============  ===============
  Income taxes paid                              $            --  $           --  $            --
                                                 ===============  ==============  ===============
  Interest paid                                  $            --  $           --  $            --
                                                 ===============  ==============  ===============


            The accompanying notes are an integral part of these financial statements

                                                3

                            LANSDOWNE SECURITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    UNAUDITED INFORMATION
      ---------------------

The consolidated balance sheet of Lansdowne Security, Inc. (the "Company") as of September 30, 2010, and the consolidated statements of operations for the three month period and nine month periods ended September 30, 2010 and 2009, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of September 30, 2010, and the results of operations for the three months and nine months ended September 30, 2010 and 2009.

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

5.    RELATED PARTY TRANSACTION
      -------------------------

A shareholder of the Company paid expenses in the quarter of $23,520. The Company currently has no agreement with the shareholder and the loan bears no interest and is due on demand.

6.    SUBSEQUENT EVENT
      ----------------

None.

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

Results of Operations

The Company has no revenues to date. We incurred operating expenses in the amount of $23,520 for the three month period ended September 30, 2010, consisting of professional fees of $13,675 and office and general costs of $9,845. For the same period ending September 30, 2009, we incurred operating expenses in the amount of $5,188, consisting of professional fees of $1,000 and office and general of 4,188. For the nine month period ending September 30, 2010 we incurred operating expenses in the amount of $34,203, consisting of professional fees of $18,615 and office and general costs of $14,638. For the same period ending September 30, 2009, we incurred operating expenses in the amount of $20,194, consisting of professional fees of $21,195 and office and general costs of $3,040.

Our net loss increased in the three month period ended September 30, 2010, as compared to the same period in fiscal 2009($23,520 as compared to $5,188). This increase was due to the increase in legal and filing costs associated with the redomiciling of the Company from Texas to Nevada.

Liquidity and Capital Resources

Since inception, we have funded most of our operational expenses from the issuance and sale of equity securities, and loans from a shareholder. At September 30, 2010, we have unsecured loans from a shareholder in an aggregate amount of $65,420. The amount due is unsecured with not fixed term of repayment. The repayment of any portion of the notes, either principal or interest, is limited by the free cash flow from operations.

As of September 30, 2010, our assets totaled $0. Our total liabilities were $70,661, which consisted of shareholder loans of $65,420 and accounts payable of $5,240. Lansdowne Security had negative working capital at September 30, 2010.

The Company will require additional capital to fund operations at its mine site, and to fund exploration and development of additionally acquired prospects unless operations generate sufficient revenues to support its business plan. The Company does not have any identified sources of capital at this time. Unless the Company finds needed capital, it will have to change its business objectives and operational plans and curtail some or all of its current operations. Because of its capital needs compared to its available working capital and funding prospects, the Company has added a going concern note to the financial statements for the three and nine months ended September 30, 2010. The note indicates that without an increase in revenues sufficient to cover expenses or additional sources of capital being obtained, the company may have to substantially curtail operations or terminate operations. In such event, the stockholders may experience a loss of their investment, and the Company may not be able to continue.

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


                                           Lansdowne Security, Inc.


Date: November 18, 2010                    By:  /s/ David Roff
                                           -------------------------------------
                                           David Roff
                                           President and Chief Executive Officer

--------------------------------------------------------------------------------