Form 10-K
period 2010-12-31
LANSDOWNE SECURITY, INC.
filed 2011-04-15
CIK 1104254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ____________ to ____________

LANSDOWNE SECURITY, INC.
(Exact name of registrant as specified in its charter)

Nevada	333-94797	75-2738727
(State or other jurisdiction	(Commission	(I.R.S. Employer
of incorporation)	file number)	Identification No.)

Jiangtou Village, Jinjiang City
Quanzhou, Fujian Province, 362200
People’s Republic of China
(Address of principal executive offices)

(86) 595 8518 6739
(Registrant’s telephone number, including area code)

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, no par value
(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2010, based on a closing price of $0.03 was approximately $16,749.  As of April 15, 2011, the registrant had 345,939 shares of its common stock, no par value, outstanding.

LANSDOWNE SECURITY, INC.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements.  The forward-looking statements are contained principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” above. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements.  Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report.  You should read this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

USE OF CERTAIN DEFINED TERMS

Except where the context otherwise requires and for the purposes of this report only, references to:

•	“Aierda” are to Fujian Jinjiang Aierda Shoe Plastic Co., Ltd., a PRC limited company;

•	“BVI” are to the British Virgin Islands;

•
the “Company,” “we,” “us,” and “our” refer to the combined business of “Lansdowne Security, Inc.” and its wholly-owned subsidiary, DK, and DK’s wholly-owned subsidiaries Dake and Aierda, as the case may be;

•	“Dake” are to Dake (Fujian) Sports Goods Co., Ltd., a PRC limited company;

•	“DK” are to DK International Group Ltd., a BVI limited company;

•	the “Exchange Act” means the Securities Exchange Act of 1934, as amended;

•	the “PRC,” and “China,” are to the People’s Republic of China;

•	“RMB” are to Renminbi, the legal currency of China; and “U.S. dollar,” “USD” or “$,” are to the legal currency of the United States of America; and

•	the “Securities Act” are to Securities Act of 1933, as amended.

In this Annual Report we are relying on and we refer to information and statistics regarding the footwear and retail industry and economy in China and that we have obtained from various cited government and institute research publications.  Much of this information is publicly available for free and has not been specifically prepared for us for use or incorporation in this Annual Report on Form 10-K or otherwise.  We have not independently verified such information, and you should not unduly rely upon it.

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the U.S. Securities and Exchange Commission (the “SEC”).  You can read these SEC filings and reports on the SEC’s website at www.sec.gov.  You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm.  Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities.  We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Lansdowne Securities, Inc., Jiangtou Village, Jinjiang City, Quanzhou, Fujian Province, 362200, People’s Republic of China.

PART I

ITEM 1.  BUSINESS.

History

We were organized under the laws of the State of Texas on October 30, 1997, as Hudson’s Grill International, Inc.  On December 1, 1997, we became a wholly-owned subsidiary of Hudson’s Grill of America, Inc. (“HGAI”), a public company, engaged in the business of franchising Hudson’s Grill Restaurants, a chain of full-service 1950s and 1960s era themed restaurants located in the upper Midwest of the United States.  HGAI also transferred certain franchise rights and agreements to us in connection with the acquisition.  On July 7, 2000, HGAI registered our common stock and distributed 100% of our shares to the stockholders of HGAI at the time.  In August 2008, we entered into an asset purchase agreement with Concept Franchising LLC (“Concept Franchising”), pursuant to which Concept Franchising purchased all our assets and assumed all of our liabilities as of the date of the agreement, in exchange for 1,975,000 shares of our common stock.  Immediately following the asset transfer, the Company’s board of directors elected Joseph J. Meuse to serve as a member on the Company’s board of directors and appointed him to serve as the Company’s sole officer, and each of David L. Osborn, Robert Fischer, Anthony B. Duncan and Barbara Amstutz, resigned from their respective positions as members of the Company’s board of directors.  On December 22, 2009, Mr. Meuse resigned from all his positions with the Company and our board of directors appointed Mr. David Roff to serve as our sole officer and director, effective immediately.  As of the date of the asset transfer through to the date of the reverse acquisition disclosed in more detail below, the Company was a shell company with no or nominal operations.

On May 28, 2010, the Company’s board of directors and stockholders approved a redomicile of the Company from Texas to Nevada, pursuant to a conversion, which conversion was accepted by the Secretaries of State for the States of Nevada and Texas on July 1, 2010 and August 11, 2010, respectively.  Our directors and stockholders also approved (i) a reverse stock split of our outstanding common stock on a one-for-fifty basis, (ii) the elimination of our Class B common stock, (iii) the authorization of preferred stock, (iv) and a change of our name to Lansdowne Security, Inc.  On July 7, 2010, we filed Articles of Incorporation with the Secretary of State of Nevada, changing our name to Lansdowne Security, Inc. and implementing a 50-to-1 reverse stock split of our issued and outstanding common stock.  As a result of the reverse stock split, the number of our issued and outstanding shares decreased from 17,288,986 pre-split shares to 345,780 shares of common stock.

Our Business

During the fiscal year ended December 31, 2010, other than seeking to consummate a combination transaction with a profitable, privately held operating business, we were not engaged in any significant business activities and had no operations or revenues.  We incurred limited operating expenses necessary to maintain our status as a corporation in good standing and conduct search for and evaluation of potential business opportunities.

Recent Developments

Prior to February 11, 2011, we were a shell company and had no operations.  On February 11, 2011, we entered into a share exchange agreement DK, and its sole shareholder, Mr. Yangbo Cai (the “Share Exchange Agreement”), pursuant to which we acquired 100% of the issued and outstanding capital stock of DK in exchange for 9,250 shares of the Company’s Series A Preferred Stock, which constituted 91.71% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement.  DK thereby became a wholly-owned subsidiary of the Company, its subsidiary, Dake, became our indirect subsidiary, and its variable interest entity (“VIE”), Aierda became our VIE.

A closing condition to the consummation of the Share Exchange Agreement was the repurchase and cancellation by the Company of 234,616 shares of common stock held by David Roff, the Company’s sole officer and director, for $20,000 in cash and 215 shares of the Series A Preferred Stock, as contemplated by a repurchase agreement, dated February 11, 2011, by and between the Company and Mr. Roff.  As a result of the share cancellation, our issued and outstanding shares decreased from 345,780 to 111,164 shares of common stock.

Upon the closing of the reverse acquisition on February 11, 2011, Mr. Roff resigned from his offices with the Company, effective immediately, and from his position as a director, effective as of the tenth day following the filing with the SEC and mailing of an information statement on Schedule 14f-1 to the Company’s stockholders.  On the same day our board of directors increased its size to four members and appointed Mr. Yuxi Ding to serve as the Company’s Chairman, effective immediately, and appointed Mr. Conghui Ding, Mr. Congren Ding, and Mr. Quisheng Ding to serve as directors, effective as of the effective date of Mr. Roff’s resignation.  Our Board of Directors also appointed Mr. Conghui Ding to serve as our Chief Executive Officer, Ms. Lifen Zheng to serve as our Chief Financial Officer, Treasurer and Secretary, and Mr. Andong Wang to serve as our Chief Marketing Officer, effective immediately.

DK was incorporated on November 12, 2010, in the BVI as a holding company for Dake (Fujian) Sports Goods Co., Ltd., a PRC based operating subsidiary, which is engaged in the design, manufacturing, and distribution of footwear materials, branded footwear products and accessories in the Chinese domestic market.  We plan to change our name to Dake Athletics Corp. to more accurately reflect our new business operations.

Please refer to our current report on Form 8-K filed with the SEC on February 14, 2011, as amended by our current report on Form 8-K/A filed with the SEC on February 17, 2011, for detailed information with respect to the transactions described above, United Digital and its operating subsidiaries and our new management.

Regulation

We anticipate that the acquisition of assets and businesses of DK will subject us to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation, both in China and in the United States.

Competition

During the fiscal year ended December 31, 2010, we encountered substantial competition in our efforts to locate a business opportunity.  The primary competition for desirable investments came from business development companies, venture capital partnerships and corporations, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management and management consultant firms and private individual investors. Most of these entities had significantly greater experience, resources, and managerial capabilities than we had and were in a better position than us to obtain access to attractive business opportunities.

As a result of the completion of the business combination transaction with DK, our competitive landscape has changed as we now compete with Aierda’s and Dake’s competitors in the footwear industry in China. Additional information regarding our competition and the competitors of Aieda and Dake can be found in our current report on Form 8-K filed with the SEC on February 14, 2011, as amended by our current report on Form 8-K/A filed with the SEC on February 17, 2011.

Employees

As of December 31, 2010, we had no employees and our business and affairs were handled by Mr. David Roff, our sole director and officer, who provided services to us on an as-needed basis.  Our management concluded that there was no need to engage any full-time employees so long as we were only seeking and evaluating business opportunities.

ITEM 1A.  RISK FACTORS.

Not applicable because we are a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

During the fiscal year ended December 31, 2010, we owned no real or personal property and had no lease or office facilities, but used the address of our sole director and officer without charge.  Our offices were relocated to their current location when we completed the reverse acquisition transaction with DK on February 11, 2011.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4.  (REMOVED AND RESERVED).

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our common stock is quoted on the over-the-counter bulletin board (the “OTCBB”) under the symbol “HGII”, but has not been traded in the over-the-counter market except on a limited and sporadic basis.  We plan to apply for a new symbol in connection with our planned name change to Dake Athletics Corp.

The prices below prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices(1)
	High	Low
Year Ended December 31, 2011
1st Quarter	$2.8	$0.11

Year Ended December 31, 2010
1st Quarter	$0.090	$0.025
2nd Quarter	$0.200	$0.030
3rd Quarter	$0.030	$0.030
4th Quarter	$0.045	$0.045

Year Ended December 31, 2009
1st Quarter	$0.040	$0.006
2nd Quarter	$0.021	$0.006
3rd Quarter	$0.10	$0.030
4th Quarter	$0.133	$0.025

(1)	The above table sets forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

(b) Holders

As of December 31, 2010, there were approximately 250 stockholders of record of our common stock.  This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

(c) Dividends

We have never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our board of directors.  We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.  Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders.  Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2010, that was not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2010 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of our fiscal year ended December 31, 2010.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Results of Operation

Our financial statements which accompany this Annual Report have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  At December 31, 2010, the Company had incurred losses since its inception and had current liabilities in excess of current assets.  Absent the business combination transaction with DK, these factors otherwise would have raised substantial doubt about the ability of the Company to continue as a going concern.

We had no operations and generated no revenues for the years ended December 31, 2010 and 2009, and our net loss was $55,953 and $35,435, respectively.  Our expenses during the years ended December 31, 2010 and 2009, were attributable to general and administrative costs in connection with our audits, transfer agent fees and other general and administrative costs.

Liquidity and Capital Resources

As of December 31, 2010, we had a cash balance of zero, working capital deficit of $56,411, and debts (current liabilities) totaling $56,411.  During 2010, we obtained loan proceeds from one shareholder in the amount of $48,913 and $25,437, respectively, to pay for general and administrative expenses.  During 2010, we issued 138,000 shares of common stock to the same shareholder to settle $36,000 of related party loans.

On February 11, 2011, the Company consummated a share exchange agreement with DK, which is engaged in the design, manufacturing, and distribution of footwear materials, branded footwear products and accessories in the Chinese domestic market.  As the result of transaction, the Company anticipates positive cash flows generated from operating activities to fund its operations in the next 12 months.

Critical  Accounting Policies

Uses of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of management's judgment in making estimates and assumptions that affect amounts reported in the financial statements and the accompanying notes.  The significant accounting estimates made by management included accrued expenses and valuation allowances.

Fair value

ASC 820, “Fair Value Measurements and Disclosures”, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  The carrying amounts reported in the balance sheets for current payables qualify as financial instruments.  Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available.

It is management’s opinion that the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet.  The Company's financial instruments include account payables and accrued expenses.  Management has estimated that the fair value of these financial instruments approximate their carrying amounts due to the short-term nature.

Income Taxes

The Company discontinued all of its operations and became a shell company in 2008.  The Company was deemed to have undergone a change in control in 2008 pursuant to the U.S. Internal Revenue Code for income tax reporting purposes, therefore the Company may have limitations on the yearly utilization of its net operating loss carry-forward (“NOL”) in accordance with Section 382 of the Internal Revenue Code.

The Company had no taxable income for the years ended December 31, 2010 and 2009.  At December 31, 2010, the Company had a NOL for tax purposes totaling $990,366, which expires through 2029.  Since the Company has no operations, it is more than likely that it won’t able to utilize the available NOLs.  Accordingly, the Company recorded a full valuation allowance as of December 31, 2010.

Off-Balance Sheet Arrangements

For the year ended December 31, 2010, we did not have any off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LANSDOWNE SECURITY, INC.
(FORMERLY HUDSON’S GRILL INTERNATIONAL, INC.)
INDEX TO FINANCIAL STATEMENTS FOR THE YEARS
ENDED DECEMBER 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Lansdowne Security, Inc.
(Formerly Hudson’s Grill International, Inc.):

We have audited the accompanying balance sheet of Lansdowne Security, Inc. (formerly Hudson’s Grill International, Inc.) as of December 31, 2010, and the related statements of operations, cash flows and changes in stockholders’ deficiency for the year ended December 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and results of its operations and its cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has no operations , suffered losses and has a net stockholders’ deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Friedman, LLP
Marlton, New Jersey

April 15, 2011

Stan J.H. Lee, CPA
2160 North Central Rd, Suite 203, Fort Lee, NJ, 07024
P.O. Box 436402, San Ysidro, CA, 92143-9402
619-623-7799, Fax 619-564-3408, stan2u@gmail.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of HUDSON’S GRILL INTERNATIONAL,INC.:

We have audited the accompanying balance sheet of HUDSON’S GRILL INTERNATIONAL, INC. ( a Development Stage Enterprise) as of December 31, 2009, and the related statements of operation, changes in shareholders’ equity and cash flows for the fiscal year then ended and period from August 11, 2008 (development  stage) to December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of HUDSON’S GRILL INTERNATIONAL, INC. as of December 31, 2008, were audited by other auditors whose report, dated March 23, 2009, expressed an unqualified opinion on those statements.  Their report included an explanatory paragraph regarding going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUDSON’S GRILL INTERNATIONAL, INC. as of December 31, 2009 and the results of its operation and its cash flows for the fiscal year then ended and for the period from August 11, 2008 (development stage) to December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s losses from operations and lack of liquidity raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J.H. Lee, CPA

Stan J.H. Lee, CPA
Fort Lee, NJ 07024
March 29, 2010

Lansdowne Security, Inc.
(Formerly Hudson’s Grill International, Inc.)
Balance Sheets

	As of
	December 31	December 31
	2010	2009
Assets:
Total assets	$—	$—

Liabilities and Stockholders’ Deficiency:
Current liabilities:
Accounts payable and accrued liabilities	$18,061	$11,021
Related party loans	38,350	25,437
	56,411	36,458

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none outstanding at December 31, 2010 and 2009	-	-

Common stock, $0.001 par value; 100,000,000 shares authorized, 345,939 and 207,939 shares issued and outstanding at December 31, 2010 and 2009	346	208

Additional paid-in capital	438,332	402,470

Accumulated deficit	(495,089)	(439,136)

Total Stockholder’s Deficiency	(56,411)	(36,458)

Total Liabilities and stockholder’s Deficiency	$—	$—

See accompanying notes to financial statements

Lansdowne Security, Inc.
(Formerly Hudson’s Grill International, Inc.)
Statements of Operations

	Years Ended
	December-31	December-31
	2010	2009

Operating costs:
General and administrative	$(55,953)	$(35,435)

Loss Before Income Taxes	(55,953)	(35,435)
Provision for income taxes	-	-

Net loss	$(55,953)	$(35,435)

Net loss per share – Basic and Diluted	$($0.19)	$(0. 17)
Weighted average outstanding shares
Basic and diluted	299,886	207,780

See accompanying notes to financial statements

Lansdowne Security, Inc.
(Formerly Hudson’s Grill International, Inc.)
Statements of Changes in Stockholders’ Deficiency

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2009	207,939	$208	$402,470	$(403,701)	$(1,023)

Net loss	—	—		(35,435)	(35,435)
Balance at December 31, 2009	207,939	208	402,470	(439,136)	(36,458)

Stock issued in exchange for cancellation of related party loans	138,000	138	35,862		36,000
Net loss				(55,953)	(55,951)
Balance at December 31, 2010	345,939	$346	$438,332	$(495,089)	$(56,411)

See accompanying notes to financial statements

Lansdowne Security, Inc.
(Formerly Hudson’s Grill International, Inc.)
Statements of Cash Flows

	Years Ended
	December- 31	December- 31
	2010	2009
Cash flows from operating activities:
Net loss.	$(55,953)	$(35,435)

Changes in operating assets and liabilities

Accounts payable and accrued expenses	7,040	9,998

Net cash used in operating activities	(48,913)	(25,437)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Loan proceeds from related party	48,913	25,437
Net cash provided by financing activities	48,913	25,437

Net change in cash	—	—

Cash, beginning of the year	—	—

Cash, end of the year	$—	$—

Supplemental disclosure of cash flow information:

Non-cash transaction
Cancellation of debt through conversion of $36,000 related party payables to Common Stock	$36,000	$—
Income taxes paid	$—	$—
Interest paid	$—	$—

See accompanying notes to financial statements

LANSDOWNE SECURITY, INC.
(FORMERLY HUDSON’S GRILL INTERNATIONAL, INC.)

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Lansdowne Security, Inc. (the “Company”) was incorporated in the state of Texas on October 30, 1997. On December 1, 1997, the Company became a wholly-owned subsidiary of Hudson’s Grill of America, Inc. (“HGAI”), a public company, and at such time HGAI transferred certain franchise rights and agreements to the Company.  On August 15, 2000, HGAI registered the Company’s common stock and distributed 100% of the Company’s shares to the stockholders of HGAI.

The Company entered into an asset purchase agreement on August 11, 2008, with Concept Franchising, LLC.  Concept Franchising, LLC purchased all of the assets and assumed all of the liabilities of Hudson’s Grill International, Inc., with the exception of the assets relating to the ability of Lansdowne Security, Inc., to exist as a corporation.  Since August 11, 2008, we have not conducted any business operations and became a shell company.  In conjunction with the transaction, the Company issued to Concept Franchising, LLC 1,975,000 shares of the Company’s common stock.  On July 7, 2010, the Company converted from a Texas to a Nevada Corporation.  At the same time the Company changed its name from Hudson’s Grill International, Inc. to Lansdowne Security, Inc.

Note 2. Going Concern

The Company was a shell company with no operations.  In 2010, the Company incurred operating losses and had a net capital deficiency.  The Company will need working capital for its future planned activity, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort. The management of the Company has developed a strategy, which it believes will accomplish this objective, through short term loans, and equity funding, which will enable the Company to operate for the coming year. In order to continue as a going concern, the Company require additional financing. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. If the Company is not able to continue as a going concern, it would likely be unable to realize the carrying value of its assets reflected in the financial statements. The report of the Company’s independent registered public accounting firm contains a qualification with respect to the Company’s ability to continue as a going concern as of December 31, 2010.  These 2010 financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and liabilities settled in the ordinary course of business.  These financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

On February 11, 2011,the Company consummated a share exchange agreement with DK International Group Ltd. (“DK”), a BVI limited company, and its sole shareholder, Mr. Yangbo Cai, pursuant to which the Company acquired 100% of the issued and outstanding capital stock of DK in exchange for 9,250 shares of the Company’s Series A Convertible Voting Preferred Stock, par value $0.001 (the “Series A Preferred Stock”), which constituted 91.71% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement.  Each share of Series A Preferred Stock is convertible into 1,000 shares of common stock.  DK was incorporated on November 12, 2010, in the BVI as a holding company for Dake (Fujian) Sports Goods Co., Ltd, a PRC based operating subsidiary, which is engaged in the design, manufacturing, and distribution of footwear materials, branded footwear products and accessories in the Chinese domestic market

Note 3.  Summary of Significant Accounting Policies

Basis of Accounting

The accounts are maintained and the financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of management’s judgment in making estimates and assumptions that affect amounts reported in the financial statements and the accompanying notes. The significant accounting estimates made by management included accrued expenses and valuation allowances.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  At December 31, 2010 and 2009, the amounts of cash and cash equivalent were $-0-.

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements and Disclosures”, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  The carrying amounts reported in the balance sheets for current payables qualify as financial instruments.

Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available. The three levels are defined as follows:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value.

It is management’s opinion that the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet.  The Company’s financial instruments include account payables and accrued expenses.  Management has estimated that the fair value of these financial instruments approximate their carrying amounts due to the short-term nature.

Income Taxes

The Company accounts for income taxes in accordance with the accounting standard for income taxes.  Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

The Company accounts for uncertainties related to income taxes in accordance with relevant accounting pronouncements.  Uncertain income tax positions is assessed and recognize based on the more-likely-than-not criteria using 50 percent (50%) as a threshold.  The Company did not have any uncertain tax position as of December 31, 2010 and 2009.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding for the period.  Common stock equivalents are excluded from the computation if such inclusion would have an antidilutive effect.  Since the Company incurred losses for 2010 and 2009, common stock equivalents are not included because they would be anti-dilutive.

On August 2, 2010, the Company effected a 50-to-1 reverse stock split.  All share and per share amounts presented in the Company’s financial statements and notes thereto have been retroactively restated to reflect the 50 to 1 reserve split as of the beginning of the period.

At December 31, 2010 and 2009, the Company had 18,180 and 35,120 stock options that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

Note 4.  Related Party Transactions

A stockholder of the Company has loaned the Company $48,913 in 2010, and $25,437 in 2009, for the purposes of paying general and administrative expenses.  There are no terms of repayment and the advances are interest free.  During 2010, the Company issued 180,000 shares of common stock to the same stockholder to settle $36,000 of related party loans.

Note 5.  Income Tax

	2010	2009

Net operating loss carry forward	$990,366	$934,413
Federal Income Tax at Statutory Rate	34%	34%
Total deferred tax assets	$336,724	$317,700

Valuation allowance	(336,724)	(317,700)
Net deferred taxes	$—	$—

The Company had no taxable income for the years ended December 31, 2010 and 2009.  At December 31, 2010, the Company has a net operating loss carry-forward (“NOL”) for tax purposes totaling $990,366, which expires through 2029.  Since the Company has no operations, it is more than likely that it won’t able to utilize the available NOLs.  Accordingly, the Company recorded a full valuation allowance as of December 31, 2010.

The Company discontinued all of its operations and became a shell company in 2008.  The Company was deemed to have undergone a change in control in 2008, pursuant to the U.S. Internal Revenue Code for income tax reporting purposes, therefore, the Company may have limitations on the yearly utilization of its NOL carry-forwards in accordance with Section 382 of the Internal Revenue Code.

The Company’s tax returns for years ending after 2007 are subject to examination by federal and state tax authorities.

	2010	2009
Federal Income Tax at Statutory Rate	34%	34%
Adjustment to valuation allowance	(34)%	(34)%
Total effective income tax rate	0%	0%

Note 6.  Stockholders’ Deficiency

Common Shares: The Company currently has 100,000,000 common shares authorized and 345,939 common shares issued and outstanding as of December 31, 2010.  On July 7, 2010, the Company implemented a 50-to-1 reverse stock split (the “Reverse Stock Split”) of the issued and outstanding shares of common stock (the “Common Stock”).  Pursuant to the Reverse Stock Split, effective August 2, 2010, every fifty shares of the Registrant’s issued and outstanding Common Stock were converted into one share of Common Stock.  Any fractional shares resulting from the Reverse Stock Split were rounded up to the next whole share.  As a result of the Reverse Stock Split, the number of issued and outstanding shares of the Registrant’s Common Stock was decreased from 17,288,986 pre-split shares to the current number of 345,939 shares after giving effect to the Reverse Stock Split.  In May 2010, the Company issued 138,000 common shares on a post-reverse-split basis to a stockholder in satisfaction of $36,000 related party loans.

Preferred shares: In August 2010, the Company amended the articles of incorporation and authorized 10,000,000 preferred shares.  As of December 31, 2010, there are no preferred shares outstanding.

Note 7.  Stock Options

Effective January 1, 2006, the Company discontinued the granting of stock options.  As a result of the reverse stock split in August 2010, the numbers of options issued, outstanding, exercisable and related exercise price has been pro ratably adjusted to reflect the reserve stock split as of the beginning of the period.  The following is a summary of stock option activity:

	Options	Weighted Average Exercise Price

Outstanding at December 31, 2008	48,700	$2.00
Cancelled/expired	12,980	$5.00
Outstanding at December 31, 2009	35,120	$3.50
Cancelled/expired	16,940	$5.00
Outstanding at December 31, 2010	18,180	$3.30

The following table summarizes information about stock options outstanding and exercisable at December 31, 2010:

	Options Outstanding			Options Exercisable
Weighted Average Remaining Contractual Life	Number Outstanding	Range of Exercise Prices	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
0.5years	9,120	$1.25-4.75	$2.56	9,120	$2.56
1.5years	9,060	$2.25-5.25	$3.51	9,060	$3.51
	18,180		$3.30	18,180	$3.30

Note 8.  Subsequent Events

On February 11, 2011, the Company entered into a Share Exchange Agreement with DK International Group Ltd. (“DK”), a BVI limited company, and its sole shareholder, Mr. Yangbo Cai, pursuant to which, the Company acquired 100% of the issued and outstanding capital stock of DK in exchange for 9,250 shares of the Company’s Series A Preferred Stock, which constituted 91.71% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement.  DK thereby became the Company’s wholly-owned subsidiary, its subsidiary, Dake (Fujian) Sports Goods Co., Ltd. (“Dake”), a PRC limited company, became the Company’s indirect subsidiary, and its variable interest entity, Fujian Jinjiang Aierda Shoe Plastic Co., Ltd., a PRC limited company, became the Company’s variable interest entity.

A closing condition to the consummation of the share exchange agreement was the repurchase and cancellation by the Company of 234,616 shares of common stock held by David Roff, the Company’s sole officer and director, for $20,000 in cash and 215 shares of the Series A Preferred Stock, as contemplated by a repurchase agreement, dated February 11, 2011, by and between the Company and Mr. Roff.  As a result of the share cancellation, the Company’s issued and outstanding shares decreased from 345,780 to 111,164 shares of common stock.

Upon the closing of the reverse acquisition on February 11, 2011, Mr. Roff resigned from his offices with the Company, effective immediately, and from his position as a director, effective as of the tenth day following the filing with the SEC and mailing of an information statement on Schedule 14f-1 to the Company’s stockholders.  On the same day, the Company’s Board of Directors increased its size to 4 members and appointed Mr. Yuxi Ding to serve as Chairman, effective immediately, and appointed Mr. Conghui Ding, Mr. Congren Ding, and Mr. Quisheng Ding to serve as directors, effective as of the effective date of Mr. Roff’s resignation.  The Company’s Board of Directors also appointed Mr. Conghui Ding to serve as Chief Executive Officer, Ms. Lifen Zheng to serve as Chief Financial Officer, Treasurer and Secretary, and Mr. Andong Wang to serve as Chief Marketing Officer, effective immediately.

DK was incorporated on November 12, 2010 in the BVI as a holding company for Dake, which is engaged in the design, manufacturing, and distribution of footwear materials, branded footwear products and accessories in the Chinese domestic market.  The Company plans to change its name to Dake Athletics Corp. to more accurately reflect its new business operations.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure.

Based upon their evaluation, our Chief Executive Officer, Mr. Conghui Ding and Chief Financial Officer, Ms. Lifen Zheng, concluded that as of December 31, 2010, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal control over financial reporting.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including Mr. Ding and Ms. Zheng, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that during the period covered by this report, such internal control and procedures were not effective.  There is a material weakness in our internal control over financial reporting.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the monitoring and review of work performed by our sole accounting employee during 2010, in the preparation of audit and financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit.  All of our financial reporting during 2010, was carried out by our one accounting employee.  This lack of accounting staff during the period resulted in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.  Management has taken all actions to ensure that our filings includes all required content and the financial statements presented are in conformity with US generally accepted accounting principles pursuant to the rules of the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2010, that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date hereof:

NAME	AGE	POSITION
Yuxi Ding	55	Chairman of the Board
Conghui Ding	27	Chief Executive Officer, Director
Congren Ding	29	Director
Qiusheng Ding	50	Director
Lifen Zheng	40	Chief Financial Officer
Andong Wang	44	Chief Marketing Officer

Mr. Yuxi Ding

Mr. Ding was appointed to serve as our Chairman on February 11, 2011, and has served as the Vice Chairman of Aierda since its inception in 1991, and its Chairman since 2006. Mr. Ding has also served as Dake’s Chairman since its inception in 1999. Mr. Ding has over 20 years experience in manufacturing and selling athletic shoes.

Mr. Conghui Ding

Mr. Ding was appointed to serve as our Chief Executive Officer on February 11, 2011, and has from January 1996 to January 2009 as Aierda’s Vice General Manager, before pursuing studies in the United Kingdome from 2007 to 2008. Mr. Ding holds a Master’s Degree in International Trade from the University of Hertfordshire.

Mr. Congren Ding

Mr. Ding was appointed to serve as our Director effective as of the tenth day following the mailing to our shareholders of an information statement on Schedule 14F-1 with respect to the resignation of Mr. David Roff. Mr. Ding has also served as the director of Dake since June 1999.

Mr. Qiusheng Ding

Mr. Ding was appointed to serve as our Director effective as of the tenth day following the mailing to our shareholders of an information statement on Schedule 14F-1 with respect to the resignation of Mr. David Roff. Mr. Ding has also served as the director of Aierda since 1991.

Ms. Lifen Zheng

Ms. Zheng has served as our Chief Financial Officer since February 11, 2011, and in the same capacity for our PRC subsidiary, Dake, since 2007. Prior to joining the Company, Ms. Zheng served from 2005 to 2007, as an auditor with the Quanzhou Liancheng Public Accounting Firm, a PRC public accounting firm. Ms. Zheng holds the equivalent of a Certified Public Accountant in the PRC. Ms. Zheng holds a Bachelor’s Degree in accounting from Huaqiao University.

Mr. Andong Wang

Mr. Wang has served as our Chief Marketing Officer since February 11, 2011, and has served in the same capacity for Dake since 2009. Prior to joining us, Mr. Wang served from 2007 to 2009 as a General Manager in the 361Sports Company, a Hong-Kong listed company, and from 2005 to 2007, as Chief Marketing Officer for Anta Beijing, a PRC-based company engaged in shoe manufacturing and distribution. Mr. Wang holds a Bachelor’s Degree in Marketing from the Henan Zhengzhou University.

Significant Employees

The following sets forth the name and position of each of our current significant employees:

NAME	AGE	POSITION
Tao Zhang	32	Chief Designer
Xinquan Liu	44	Production Manager

Mr. Tao Zhang

Mr. Zhang has served as the Chief Designer of Dake, our PRC Subsidiary, since 2008. Prior to joining us, Mr. Tao served from 2006 to 2008 as a designer with the Kaifang (Fujian) Sports Co., Ltd., a PRC-based shoe manufacturer.

Mr. Xingquan Liu

Mr. Liu has served as the Production Manager of Dake since 2007. Mr. Liu has over 8 years’ management experience in the PRC footwear manufacturing industry. Prior to joining us, Mr. Liu served from 2005 to 2007, as the Chairman in Jinjiang Yichang Shoes Co., Ltd., a PRC-based shoe company.

Family Relationships

Mr. Qiusheng Ding is the brother or our Chairman and principal shareholder Mr. Yuxi Ding, and Mr. Conghui Ding and Mr. Congren Ding are the sons of Mr. Yuxi Ding.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Governance Structure

The Company is governed by a Board of Directors that currently consists of four members: Yuxi Ding, Conghui Ding, Congren Ding, and Qiusheng Ding. None of the Company’s directors are “independent” as that term is defined by the Nasdaq Stock Market Rules, however the Company intends to appoint one or more independent directors in the near future. The Board may also establish and delegate some of its functions to various committees.
The Board believes the interests of all stockholders are best served at the present time through a leadership model with a separate Board Chair and CEO. However, the Board retains authority to amend the By-Laws to combine the positions of Board Chair and CEO at any time. The current CEO and Board Chair possess an in-depth knowledge of the Company, its integrated operations, the footwear industry in China, and the array of challenges to be faced, gained through years of combined experience in the industry. The Board believes that these experiences and other insights put them in the best position to provide broad leadership for the Company and the Board, respectively, as they consider strategy and exercise fiduciary responsibilities to stockholders, as the case may be.

The Board of Director’s Role in Risk Oversight

The board of directors is charged with oversight of and safeguarding the assets of the Company and with maintaining appropriate financial and other controls, and conducting the Company’s business wisely and in compliance with applicable laws and regulations and proper governance.  Included in these responsibilities is the board of directors’ oversight of the various risks facing the Company.  In this regard, the board of directors seeks to understand and oversee critical business risks.  The board of directors does not view risk in isolation.  Risks are considered in virtually every business decision and as part of the Company’s business strategy.  The board of directors recognizes that it is neither possible nor optimal to eliminate all risk.  Indeed, purposeful and appropriate risk-taking is essential for the Company to be competitive on a global basis and to achieve its objectives.

While the board of directors oversees risk management, Company management is charged with managing risk.  The Company has robust internal processes and a strong internal control environment to identify and manage risks and to communicate with the board of directors.  The board of directors monitors and evaluates the effectiveness of the internal controls and the risk management program at least annually. Management communicates routinely with the board of directors and individual directors on the significant risks identified and how they are being managed.  Directors are free to, and indeed often do, communicate directly with senior management.  The board of directors implements its risk oversight function as a whole but intends to establish and delegate this risk oversight function to various committees in the future.

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to shareowners.  This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience.  The board of directors believes that there are general requirements for service on the Company’s board of directors that are applicable to all directors and that there are other skills and experience that should be represented on the board of directors as a whole but not necessarily by each director. The board of directors considers the qualifications of directors and director candidates individually and in the broader context of the board of directors’ overall composition and the Company’s current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, the board of directors considers the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors the board of directors determines are pertinent in light of the current needs of the board of directors.  The board of directors also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The board of directors requires that each director be a recognized person of high integrity with a proven record of success in his or her field.  Each director must demonstrate respect for and an ability and willingness to learn corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to ethical business practices.  In addition to the qualifications required of all directors, the board of directors assesses intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially.

The board of directors does not have a specific diversity policy, but considers diversity of professional and academic experiences in evaluating candidates for board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The board of directors has identified particular qualifications, attributes, skills and experience that are important to be represented on the Board as a whole, in light of the Company’s current needs and business priorities.  The Company is a U.S. public company that offers athletic shoe products and shoe accessories in China.  Therefore, the board of directors believes that a diversity of professional experiences in this consumer product industry, specific knowledge of key geographic growth areas, and knowledge of U.S. capital markets and of U.S. accounting and financial reporting standards should be represented on the board of directors.

Set forth below is a tabular disclosure summarizing some of the specific qualifications, attributes, skills and experiences of our directors.

Director	Titles	Material Qualifications
Yuxi Ding	Chairman of the Board
		•	Co-founder of the Company ;

		•	Mr. Ding contributes invaluable long-term knowledge of the Company’s business and operations and over 20 years experience in manufacturing and selling athletic shoes.

Conghui Ding	Director, CEO
		•	Holds a Master’s degree in International Trade;

		•	Involved in Strategic planning and marketing of the Company since 1996 with a long-term commitment in managerial and strategic planning activities in the Company.

Congren Ding	Director
		•	Responsible for administration matters of the Company since 1999;

		•	Holds a comprehensive understanding of the Company’s business and operations.

Qiusheng Ding	Director
		•	Holds over 20 years’ experience in business trade and sourcing of raw materials;

		•	Involved in the Company’s operations and logistics management from its founding in 1991.

Stockholder Communication with the Board of Directors

Stockholders may communicate with the board of directors by sending a letter to our board of directors, c/o Corporate Secretary, Jiangtou Village Chengdai, Jinjiang City, Quanzhou, Fujian Province, 362200 People’s Republic of China, for submission to the board or committee or to any specific director to whom the correspondence is directed.  Stockholders communicating through this means should include with the correspondence evidence, such as documentation from a brokerage firm, that the sender is a current record or beneficial stockholder of the Company.  All communications received as set forth above will be opened by the Corporate Secretary or her designee for the sole purpose of determining whether the contents contain a message to one or more of our directors.  Any contents that are not advertising materials, promotions of a product or service, patently offensive materials or matters deemed, using reasonable judgment, inappropriate for the board of directors will be forwarded promptly to the Chairman of the board of directors, the appropriate committee or the specific director, as applicable.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

For the years ended December 31, 2010 and 2009, there was no compensation awarded to, earned by, or paid to any of our executive officers or directors. During the fiscal years ended December 31, 2010 and 2009, we had no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2010, and note of them had any unexercised options as of that date.  Effective January 1, 2006, the Company discontinued the grant of stock options.

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the fiscal year ended December 31, 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of April 15, 2011, (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, No.55 Miyun Road, Nankai District, Tianjin City, 300111, People’s Republic of China.

		Common Stock(2)		Series A Preferred Stock(3)			% of Total
Name & Address of Beneficial Owner	Office, If Any	Shares	% of Class	Shares		% of Class	Voting Power(4)
Directors and Officers
Yuxi Ding	Chairman	0	*	9,250	(5)	92.73%	91.71%
Conghui Ding	CEO and Director	0	*				*
Congren Ding	Director	0	*	0		*	*
Qiusheng Ding	Director	0	*				*
Lifen Zheng	CFO	0	*	0		*	*
Andong Wang	Chief Marketing Officer	0	*	0		*	*

All Officers and Directors as a group (6 persons named above)		0	*	0		*	*
5% Security Holders
Yangbo Cai	—	0	*	9,250	(5)	92.73%	91.71%
Yuxi Ding	Chairman	0	*	9,250	(5)	92.73%	91.71%

* Less than 1%

(1)
Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of the Company’s stock. For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

(2)	Based on 111,164 shares of Common Stock issued and outstanding as of February 11, 2011.

(3)
Based on 9,975 shares of Series A Preferred Stock issued and outstanding as of February 11, 2011. Shares of Series A Preferred Stock are automatically convertible into Common Stock on a 1-to-1000 basis. Holders of Series A Preferred Stock vote with the holders of Common Stock on all matters on an as-converted to Common Stock basis. See “Description of Securities – Preferred Stock” below for more information regarding our Series A Preferred Stock.

(4)
Percentage of Total Capital Stock represents total ownership with respect to all shares of our Common Stock and Series A Preferred Stock, as a single class and on an as-converted to Common Stock basis.

(5)
The shares attributed to Mr. Yuxi Ding relate to his option to purchase such shares pursuant to an option agreement, dated January 27, 2011, between Mr. Ding and Mr. Cai and his voting and dispositive control over such shares pursuant to a voting rights’ entrustment agreement, dated January 27, 2011, between them.

Changes in Control

On January 27, 2011, our Chairman, Mr. Yuxi Ding, entered into an option agreement with Mr. Yangbo Cai, the holder of record of approximately 91.71% of our outstanding voting securities, pursuant to which Mr. Cai granted Mr. Ding an option to acquire all of the shares of our common stock currently owned by Mr. Cai, for an exercise price of $10,000.  Mr. Ding may exercise this option, in whole but not in part, during the period commencing six months after the effective date of a resale registration statement for securities issued to investors in the first post-reverse merger equity financing, and ending on the fifth anniversary of the date thereof.  On January 27, 2011, Mr. Ding also entered into a voting rights’ entrustment agreement with Mr. Cai, pursuant to which Mr. Cai irrevocably granted to Mr. Ding all his voting and dispositive control over the shares held by Mr. Cai.  Mr. Cai also waived all his rights associated with his shares and agreed to not cause the Company to conduct any transactions which may materially affect the assets, obligations, rights or the operations of the Company.  If Mr. Ding exercises this option, he will become our controlling stockholder of record, but, in the interim, Mr. Ding has voting and dispositive control over the shares held by Mr. Cai.

There are no other arrangements which if consummated may result in a change of control of our Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

A closing condition to the consummation of the share exchange agreement was the repurchase and cancellation by the Company of 234,616 shares of common stock held by David Roff, the Company’s former sole officer and director, for $20,000 in cash and 215 shares of the Series A Preferred Stock, as contemplated by a repurchase agreement, dated February 11, 2011, by and between the Company and Mr. Roff. As a result of the share cancellation, our issued and outstanding shares decreased from 345,780 to 111,164 shares of common stock.

Except for the above transaction, there were no transactions since the beginning of the 2009 year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).  We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The fees for professional services rendered by Stan J. H. Lee, CPA for the audit of the Company’s financial statements as of the year end December 31, 2009 is $5,500. The estimated audit fee for professional services rendered by Friedman LLP for the audit of the Company’s financial statements as for the year end December 31, 2010, is $15,000.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Friedman, LLP for our financial statements as of and for the year ended December 31, 2010.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K.  Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of Section Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANSDOWNE SECURITY, INC.

Dated: April 15, 2011	By: /s/ Conghui Ding
Name: Conghui Ding
Title: Chief Executive Officer (Principal Executive Officer)

Dated: April 15, 2011	By: /s/ Lifen Zheng
Name: Lifen Zheng
Title: Chief Financial Officer (Principal Accounting Officer)