Form 10-Q
period 2011-03-31
LANSDOWNE SECURITY, INC.
filed 2011-08-11
CIK 1104254

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-94797

LANSDOWNE SECURITY, INC.
(Exact name of registrant as specified in its charter)

Nevada	75-2738727
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Jiangtou Village, Jinjiang City
Quanzhou, Fujian Province, 362200
People’s Republic of China
(Address of principal executive offices)

(86) 595 8518 6739
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 10, 2011, there were 972,533 shares outstanding of the registrant’s common stock.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

LANSDOWNE SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	As of
	March 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash	$1,739,296	$234,379
Accounts receivable, net	11,121,231	10,967,947
Inventory	2,382,269	2,323,064
Notes receivable	251,138	250,311
Other current assets	150,695	149,519
Advances to suppliers	364,364	854,005
Due from related party	-	217,695
Due from stockholder	-	2,984,826
Due from other	-	455,112
Total current assets	16,008,993	18,436,858
Property, plant and equipment, net,	3,119,918	3,245,508
Other assets
Intangible asset, net	5,228,231	5,248,954
Total other assets	5,228,231	5,248,954
Total Assets	$24,357,142	$26,931,320

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term bank loans	$2,961,903	$2,952,157
Accounts payable	4,968,339	9,465,946
Accrued expenses	3,235,629	2,735,836
Due to related party	12,937	-
Advances from customers	163,281	245,043
Taxes payable	2,988,078	2,757,236
Other current liability	180,080	308,335
Total current liabilities	14,510,247	18,464,553

Total Liabilities	14,510,247	18,464,553

Commitments and contingencies
Stockholders' equity
Series A convertible preferred stock $0.001 par value, 10,000,000 shares authorized;
9,975 shares issued and outstanding as of March 31, 2011 and December 31,2010	10	10
Common stock, $0.001 par value; 100,000,000 shares authorized,
111,323 shares issued and outstanding as of March 31, 2011 and none outstanding as of December 31, 2010	111	-
Additional paid in capital	2,903,301	2,903,412
Retained earnings	4,453,985	3,103,426
Accumulated other comprehensive income	2,489,488	2,459,919
Total stockholders' equity	9,846,895	8,466,767

Total Liabilities and Stockholders' Equity	$24,357,142	$26,931,320

The accompanying notes are an integral part of these condensed consolidated financial statements

LANSDOWNE SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended March 31,
	2011	2010

Sales	$17,570,187	$15,673,552

Cost of sales	(12,664,616)	(11,091,122)

Gross profit	4,905,571	4,582,430

Selling, general and administrative expenses	(3,053,719)	(1,777,191)

Income from operations	1,851,852	2,805,239

Other income (expenses)
Interest expense, net	(51,107)	(40,619)

Total Other income (expenses)	(51,107)	(40,619)

Income before income taxes	1,800,745	2,764,620

Provision for income taxes	(450,186)	(742,993)

Net income	1,350,559	2,021,627

Other comprehensive income
Foreign currency translation gain	29,569	(37,226)

Total Comprehensive income	$1,380,128	$1,984,401

Basic earnings per share	$22.75	$34.05
Diluted earnings per share	$0.14	$0.21

Weighted average number of shares - basic	59,372	59,372
Weighted average number of shares - diluted	9,424,039	9,424,039

The accompanying notes are an integral part of these condensed consolidated financial statements

LANSDOWNE SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,350,559	$2,021,627
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	159,163	36,615
Bad debt expense	10,032	22,796
Changes in operating assets and liabilities
Accounts receivable	(116,895)	(1,679,180)
Other assets	(680)	(333,009)
Inventories	(51,457)	3,058,911
Advances to suppliers	481,668	463,277
Accounts payables	(4,521,868)	(2,563,140)
Taxes payable	220,929	(1,597,264)
Advances from customers	(82,443)	158,227
Other payables and accrued expenses	377,666	(676,488)

Net cash used in operating activities	(2,173,326)	(1,087,628)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(1,079,245)
Due from other	3,664,046	(849,478)

Net cash provided by (used in) investing activities	3,664,046	(1,928,723)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	12,917	2,848,660

Net cash provided by financing activities	12,917	2,848,660

EFFECT OF EXCHANGE RATE CHANGE ON CASH	1,280	(566)

INCREASE (DECREASE) IN CASH	1,504,917	(168,257)

CASH, BEGINNING OF PERIOD	234,379	279,065

CASH, END OF PERIOD	$1,739,296	$110,808

SUPPLEMENTAL CASH FLOW DISCLOSURE
Income taxes paid	$753,421	$742,993
Interest paid	$51,222	$40,422

The accompanying notes are an integral part of these condensed consolidated financial statements

LANSDOWNE SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

			Additional	Other
			paid in	Comprehensive	Retained
	Preferred stock	Common stock	capital	income	earings	Total

Balance at December 31, 2009	$10	$-	$2,903,412	$1,812,400	$7,851,982	$12,567,804

Net income for the period		-	-	-	2,021,627	2,021,627
Foreign currency translation loss		-	-	(37,226)	-	(37,226)

Balance at March 31, 2010	10	-	2,903,412	1,775,174	9,873,609	14,552,205

Balance at December 31, 2010	$10	$-	$2,903,412	$2,459,919	$3,103,426	$8,466,767

Acquision of assets in the reverse merger		346	(346)			-
Net income for the period		-	-	-	1,350,559	1,350,559
Foreign currency translation gain		-	-	29,569	-	29,569

Balance at March 31, 2011	$10	$346	$2,903,066	$2,489,488	$4,453,985	9,846,895

The accompanying notes are an integral part of these condensed consolidated financial statement

LANSDOWNE SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Lansdowne Security, Inc. (the “Company”) was incorporated in the state of Texas on October 30, 1997 and was a shell company with no operations since December 2009.

On February 11, 2011, the Company entered into a share exchange agreement with DK International Group, Inc. (“DK”) and its sole shareholder pursuant to which the Company acquired 100% of the issued and outstanding capital stock of DK in exchange for 9,250 shares of the Company’s Series A Preferred Stock.  This constituted 91.71% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transaction.  As a result of this transaction, DK became a wholly-owned subsidiary of the Company.  DK’s subsidiary, Dake (Fujian) Sports Goods Co., Ltd., a PRC limited company (“Dake”), became the Company’s indirect subsidiary, and its variable interest entity (“VIE”) Fujian Jinjiang Aierda Shoe Plastic Co., Ltd., a PRC limited company (“Aierda”), became the Company’s VIE.

The acquisition was accounted for as a reverse merger under the purchase method of accounting since there was a change of control. As a result, DK and its subsidiaries were treated as the continuing entity for accounting purposes.

DK was incorporated under the laws of the British Virgin Islands on November 12, 2010.  On December 30, 2010, DK entered into an equity transfer agreement with Mr. Yuxi Ding, individually, pursuant to which DK acquired 100% of the outstanding equity interest of Dake.  The transaction was approved by the Quanzhou Commission of Economy and Trade on January 10, 2011.  Dake was established in Jinjiang, Fujian Province, People’s Republic of China (“PRC”) on August 17, 1999, and is engaged in the manufacturing of sport and leisure shoes.

Aierda was established on June 13, 1991, as a foreign-invested PRC enterprise and is mainly engaged in the manufacture and sale of footwear parts and materials.  On November 16, 2005, Mr. Yuxi Ding, individually, entered into a share transfer agreement with Fujian Province Jinjiang City Chendai Jiangtou Labor Insurance Factory and Hong Kong Shengcheng (Pacific) Limited Company, the former shareholders of Aierda, pursuant to which, Mr. Ding acquired 100% of the equity interests in Aierda for a total consideration of RMB 9,000,000.  On December 22, 2005, the Jinjiang City Commerce Bureau approved the equity transfer to Mr. Ding and approved the conversion of Aierda to a wholly foreign-owned enterprise.

On January 27, 2011, Mr. Yuxi Ding, entered into an option agreement with Mr. Yangbo Cai, the sole shareholder of DK at the time, pursuant to which Mr. Cai granted Mr. Ding an option to acquire all of his shares held in DK, for an exercise price of $10,000.  Mr. Ding may exercise this option, in whole but not in part, during the period commencing six months after the effective date of a resale registration statement for securities issued to investors in the first equity financing after a share exchange transaction involving DK, and ending on the fifth anniversary of the date thereof.  On January 27, 2011, Mr. Ding also entered into a voting rights’ entrustment agreement with Mr. Cai, pursuant to which Mr. Cai irrevocably granted to Mr. Ding all his voting and dispositive control over the shares held by Mr. Cai.  Mr. Cai also waived all his rights associated with his shares and agreed to not cause DK to conduct any transactions which may materially affect the assets, obligations, rights or the operations of DK.

Each of DK, Dake and Aierda (collectively referred herein as “DK”), are either wholly owned or under common control of Mr. Yuxi Ding pursuant to the foregoing contractual arrangements.  From an accounting perspective, there are no changes to the assets and liabilities of Dake upon consolidation as a result of Mr. Yuxi Ding transferring 100% of equity interests in Dake to DK.  The historical consolidated financial statements of Dake are considered the historical financial statements of DK.  The statements of income and comprehensive income have been presented retrospectively at the beginning of the reporting period.

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of DK, Dake and Aierda.  All inter-company balances and transactions are eliminated in consolidation.

LANSDOWNE SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States (“US GAAP”).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated December 31, 2010 financial statements and footnotes included in the Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”).  Operating results for the three months ended March 31, 2011 and 2010 may not be necessarily indicative of the results that may be expected for the full fiscal year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

In preparing the financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year.  Significant estimates, required by management, include the selection of the useful lives and residual values of property and equipment and intangible assets, provision for doubtful accounts, provision necessary for contingent liabilities, fair values, revenue recognition, and other similar charges.  Actual results could differ from those estimates.

Risks and Uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, and foreign currency exchange rates.

The Company has significant investments in the PRC.  The operating results of the Company may be adversely affected by changes in the political and social conditions in the PRC and by changes in Chinese government policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.  The Company can give no assurance that those changes in political and other conditions will not result in a material adverse effect upon the Company’s business and financial condition.

Concentration Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade receivables.  As of March 31, 2011, substantially all of the Company’s cash was held by major financial institutions located in the PRC.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral for trade receivables and has not experienced any credit losses in collecting the trade receivables.

No single customer accounted for more than 10% of the Company’s net sales in the first quarter of 2011 and 2010, respectively.  For the three months ended March 31, 2011, no single supplier accounted for more than 10% of the Company’s total purchases.  Three suppliers accounted for 17%, 15% and 11% of total outstanding account payables.

Comprehensive Income

The Company follows ASC 220 “Comprehensive Income” to recognize the elements of comprehensive income.  Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.  The Company’s other comprehensive income arose from the effect of foreign currency translation adjustments.

LANSDOWNE SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation

The Company principally operates in PRC and its functional currency is the Chinese currency Renminbi (“RMB”).  The reporting currency of the Company is the U.S. dollar.  The Company does not enter into any transactions denominated in foreign currencies.  The financial statements of the Company are translated into U.S. dollars using the period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity.  Translation adjustments resulting from translating the local currency financial statements into U.S. dollars are included in comprehensive income.  The cumulative translation adjustment were included as an item of accumulated other comprehensive income in the shareholders’ equity section of the balance sheet.

	March 31,	December 31,	March 31,
	2011	2010	2010

Period end exchange rate (RMB:US$)	6.5701	6.5918	6.8361
Average exchange rate for the period (RMB:US$)	6.5803	6.7700	6.8277

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Cash

The Company maintains uninsured cash with various banks in the PRC.  The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

Accounts Receivable

Accounts receivable consists of unpaid balances due from whole-sale customers.  Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts.  According to the Company’s policy, accounts receivable over 180 days are considered overdue.  The Company does periodical reviews as to whether the carrying values of accounts have become impaired.  The assets are considered to be impaired if the collectability of the balances become doubtful, accordingly, management estimates the valuation allowance for anticipated uncollectible receivable balances.  When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be recorded as a change in allowance for doubtful accounts.  As of March 31, 2011, no allowance for doubtful accounts was considered necessary.

Inventory

Inventory is stated at the lower of cost or market, using the FIFO method.  Inventory costs include material, labor and direct manufacturing overhead.  The Company estimates net realizable value based on intended use, current market value and inventory aging analyses.  The Company writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions.  During the three months ended March 31, 2011, the Company wrote-down $0 of inventory which was included in cost of sales.  As of March 31, 2011, no reserve for slow-moving or obsolete inventories is considered necessary.

LANSDOWNE SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Advances to Suppliers

Advances to suppliers consist of payments made to suppliers for future purchases.  They are reviewed periodically to determine whether their carrying value has become impaired.  The Company considers the assets to be impaired if facts and circumstances indicate that the collectability of the materials become doubtful.  The Company has determined that the reserve for advances to suppliers was $274,588 as of March 31, 2011.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Expenditures for maintenance and repairs are charged to earnings as incurred while additions, renewals and betterments are capitalized.  When the asset property and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.  Depreciation of property, plant and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Buildings	20 years
Leasehold improvements	20 years
Plant and machinery	10 years
Motor vehicles	10 years
Furniture, fixtures and office equipment	5 years

Intangible Assets

Intangible assets are accounted for in accordance with the provisions of ASC 350, “Intangibles – Goodwill and other”.  Under ASC 350, certain other intangible assets deemed to have indefinite useful lives are not amortized. Indefinite-lived intangible assets are assessed for impairment based on comparisons of their respective fair values to their carrying values.  Intangible assets with a finite useful life are amortized over their useful lives.  Intangible assets consist of land use rights stated at cost less accumulated amortization.  Amortization is provided using the straight-line method over the designated terms of the lease of 50 years obtained from the relevant PRC land authority.  The Company does not have indefinite lived assets.

Impairment of Long-Lived Assets

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Property, Plant and Equipment”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable.  An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.  There was no impairment of long-lived assets for the three months ended March 31, 2011.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605”Revenue Recognition”.  Product sales are recognized when title to the product has transferred to customers in accordance with the terms of the sale; the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  The Company accepts customer returns due to defective products.  Revenue is recorded net of estimated sales discounts based upon specific customer agreements.

Cost of Sales

Cost of sales includes the raw materials, capitalized direct overhead costs consisting of labor costs, depreciation and amortization, utilities and rent expenses related to the property and equipment used in the manufacturing process.

LANSDOWNE SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Advertising and Promotion Expenses

Advertising and promotion are expensed as incurred.  Advertising and promotion expenses which were included in selling expenses amounted to $285,863 and $200,389 for the three months ended March 31, 2011 and 2010, respectively.

Stock-Based Compensation

The Company accounts for non-employee share-based awards in accordance with ASC 505 Equity-based payments to non-employees.

Income Taxes

The Company is subject to the Income Tax Laws of the PRC and the U.S.  The Company did not generate any taxable income outside of the PRC for the three months ended March 31, 2011 and 2010.  The Company accounts for income taxes in accordance with ASC 740 “Income Taxes”.  ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.  There was no deferred tax asset or liability for the three months ended March 31, 2011.

Value Added Taxes

The Company is subject to a value added tax (“VAT”) for selling merchandise.  The applicable VAT rate is 17% for products sold in the PRC.  The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT).  Under the commercial practice of the PRC, the Company pays VAT based on tax invoices issued.  The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued.  In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and will be expensed in the period if and when a determination is made by the tax authorities that a penalty is due.

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

In February 2011, the Company entered into a share exchange transaction which has been accounted for as a reverse acquisition under the purchase method of accounting.  The Company computes the weighted-average number of common shares outstanding in accordance with ASC 805, Business Combinations, which states that in calculating the weighted average shares when a reverse acquisition takes place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (the accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement.  The number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

At March 31, 2011 and 2010, the Company had 15,900 and 0 stock options, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

LANSDOWNE SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to relevant SEC guidance pertaining to “Other Changes in Capitalization At or Prior to Closing” of an initial public offering, if the conversion of outstanding securities will occur subsequent to the latest balance sheet date and the conversion will result in a material reduction of earnings per share (EPS), although no adjustment to the historical EPS is permitted, the staff may not object if the registrant elects to present pro forma EPS for the latest year and interim period giving effect to the conversion (but not the offering).  The following pro forma basic and diluted EPS is calculated assuming each of the 9,250 shares of Series A preferred stock issued to the stockholder of DK in connection with the reverse acquisition was converted into 1,000 shares of common stock for all periods presented retroactively:

	For the three months ended March 31,
	2011	2010

Net income	$1,350,559	$2,021,627

Pro forma basic earnings per share	$0.14	$0.21
Pro forma diluted earnings per share	$0.14	$0.21

Pro forma weighted average number of shares - basic	9,696,039	9,696,039
Pro forma weighted average number of shares- diluted	9,696,039	9,696,039

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurement”, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  The carrying amounts reported in the balance sheets for current receivables and payables qualify as financial instruments.  Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available.  The three levels are defined as follows:

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

It is management’s opinion that the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet.  This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.  The carrying amounts of short-term loans approximate their fair values because the applicable interest rates approximate current market rates.

As of  March 31, 2011 and December 31,2010, the Company’s financial instruments include cash, accounts receivable, due from related party, due from stockholder, advances to suppliers, short- term bank loans, account payables, accrued expenses, deposits from customers, taxes payable, notes payable and other current liabilities.  Management has estimated that the fair value of these financial instruments approximate their carrying amounts due to the short-term nature.

LANSDOWNE SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combination”, which amends ASC Subtopic 805-10, “Business Combinations.”  ASU No. 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  This amendment also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In May 2011, FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  Some of the amendments clarify the Board of Director’s intent about the application of existing fair value measurement requirements.  Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  ASU 2011-04 shall be effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively.  Early adoption is not permitted for public entities.  For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011, and should be applied prospectively.  Nonpublic entities may elect to apply the amendments early, but no earlier than interim periods beginning after December 15, 2011.  The Company does not expect that the adoption of ASU 2011-04 will have a material effect on its financial statements.

In June 2011, FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”.  Under the amendments to Topic 220, “Comprehensive Income”, in this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The amendments in this update should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.  Early adoption is permitted.  The Company does not expect that the adoption of ASU 2011-04 will have a material effect on its financial statements.

NOTE 3 – INVENTORY

As of March 31, 2011 and December 31, 2010, inventory consists of the following:

	2011	2010
Raw materials	$1,207,599	$756,420
Work in progress	515,584	464,409
Finished goods	659,086	1,102,235
	$2,382,269	$2,323,064

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2011 and December 31, 2010, property, plant and equipment consisted of the following:

LANSDOWNE SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		March 31,	December 31,
	Useful life	2011	2010
Building and leasehold improvement	20 years	$6,369,766	$6,351,261
Machinery and equipment	10 years	2,179,161	2,164,178
Motor vehicles	10 years	422,018	420,629
Computer, office equipment and furniture	5 years	72,395	62,665
Total costs		9,043,340	8,998,733
Less: accumulated depreciation		(5,923,422)	(5,753,225)
Total property, plant and equipment, net		$3,119,918	$3,245,508

Depreciation expenses for the three months ended March 31, 2011 and 2010, were $130,970 and $ 25,748, respectively, of which $76,643 and $13,832, respectively, were charged to general and administrative expenses, and $54,327 and $11,916, respectively, were charged to cost of sales.

NOTE 5 – INTANGIBLE ASSETS

The Company obtained the right from local authorities to use the land for fifty years on which the office premises, warehouse and production plant of the Company are situated.  The Company is in the process of obtaining certificate of land use rights from the PRC government.  As for the three months ended March 31, 2011 and year ended December 31, 2010, intangible assets consisted of the following:

	March 31,	December 31,
	2011	2010
Costs of land use rights	$7,610,234	$7,585,193
Less: accumulated amortization	(2,382,003)	(2,336,239)
Total intangible assets, net	$5,228,231	$5,248,954

Amortization expense was $28,193 and $10,867 for the three months ended March 31, 2011 and 2010, respectively, and included in cost of sales.

The projected amortization expense attributed to future periods is as follows:

Twelve month ending March 31,	Amount
2012	$151,968
2013	151,968
2014	151,968
2015	151,968
2016	151,968
Thereafter	4,468,391
Total	$5,228,231

NOTE 6 – SHORT TERM BANK LOANS

The short-term loans are due to two financial institutions.  For the three months ended March 31, 2011 and year ended December 31, 2010, the Company’s short-term bank loans consisted of the following:

	2011	2010
Loans from Quanzhou Commercial Banks bearing interest rates at 7.695% secured by third parties.	$1,515,959	$1,510,970
Loans from China Construction Bank bearing interest rates at 5.841% secured by third parties and sole stockholder and his spouse	1,445,944	1,441,187
Total short term bank loans	$2,961,903	$2,952,157

LANSDOWNE SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

In connection with the reverse acquisition on February 11, 2011, a closing condition to the consummation of transaction was the repurchase and cancellation by the Company of 234,616 shares of common stock held by the Company’s sole officer and director, for $20,000 in cash and 215 shares of the Series A Preferred Stock, as contemplated by a repurchase agreement, dated February 11, 2011, by and between the Company and the Company’s sole officer.

Series A Convertible Preferred Stock

In connection with the reverse acquisition transaction, the Company issued a total of 9,975 shares of Series A Convertible Preferred stock, par value $0.001 per share, which includes (i) 9,250 shares to the stockholder of DK to effect the transaction; (ii) 215 shares to the Company’s former sole officer and director in exchange for the cancellation of his 234,616 shares of common stock; and (iii) 510 shares to an advisor in exchange for financial services rendered in connection with the transaction.

Each share of Series A Convertible Preferred Stock is convertible into 1,000 shares of the Company’s common stock on a post stock reverse split basis.  The Series A Convertible Preferred Stock is automatically converted into shares of the Company’s common stock upon the effectiveness of a reverse stock split of the Company’s common stock.

The shares of Series A Convertible Preferred Stock shall vote on all matters submitted to the Company’s common stockholders.  Each share of Series A Convertible Preferred Stock is entitled to 1,000 votes on all such aforementioned matters.  The Series A Convertible Preferred Stock shall not accrue any dividends and are not entitled to receive dividends paid on the common stock.  Further, the Series A Convertible Preferred Stock does not have any redemption rights, preemptive rights or liquidation preference.

NOTE 8 – STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company discontinued the granting of stock options under its stock option plan.  As a result of the reverse stock split in August 2010, the numbers of options issued, outstanding, exercisable and related exercise price has been pro ratably adjusted to reflect the reserve stock split as of the beginning of the period.  15,900 options remained fully vested and exercisable as of March 31, 2011.  The following is a summary of stock option activity:

	Options	Weighted Average Exercise Price

Outstanding at December 31, 2010	18,180	$3.30
Cancelled/expired	2,280	$4.08
Outstanding at March 31, 2011	15,900	$3.68

The following table summarizes information about stock options outstanding and exercisable at March 31, 2011:

	Options Outstanding			Options Exercisable
Weighted Average Remaining Contractual Life	Number Outstanding	Range of Exercise Prices	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
1.1 years	15,900	$1.25-5.25	$3.68	15,900	$3.68

LANSDOWNE SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 22, 2011, the Company entered into a one-year consulting service agreement with NUWA Group for investor relations and other marketing services.  In exchange for these services, the Company agreed to issue 861,210 shares of the Company’s common stock.  The fair value of these shares is based on the closing price of the Company’s common stock on February 22, 2010, which was $1.40.  The fair value of services of approximately $1.2 million was recognized and included in selling, general and administrative expenses as of March 31, 2011.  The 861,210 shares were subsequently issued on April 12, 2011.

NOTE 9 – INCOME TAX

The Company is governed by the Income Tax Law of the PRC and the US.  DK is governed by the income tax law of the PRC concerning the private-run enterprises, which is currently subject to tax at a statutory rate of 25% on net income reported in the statutory financial statements after appropriate tax adjustments.  The Company files income tax returns with both the National Tax Bureau and the Local Tax Bureaus in PRC.  There is no difference between income tax expenses and the amounts computed by applying the PRC statutory rate of 25% for the three months ended March 31, 2011 and year ended December 31, 2010.

Tax payable as of March 31, 2011 and December 31, 2010 consist of the following:

	2011	2010
VAT tax payable	$380,132	$388,320
Corporate income tax payable	2,539,041	2,320,701
Other	68,905	48,215
Total taxes payable	$2,988,078	$2,757,236

As of March 31, 2011, the company’s tax years for all its PRC entities since their formation are open for statutory examination by PRC tax authorities.

NOTE 10 – RELATED PARTY TRANSACTIONS

As of March 31, 2011, due to related party consists of a loan from a family member of the Chief Executive Officer (“CEO”) of the Company.  The loan was unsecured, non-interest bearing and due upon demand. The loan was borrowed for working capital purposes.

NOTE 11 – SEGMENT INFORMATION

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments.  The Company is engaged in the manufacturing of shoes parts and accessories, Aierda brand shoes, as well as manufacturing other brand shoes for our original equipment manufacturer (“OEM”) customers.  The Company’s chief operating decision maker (“CODM”) has been identified as the CEO who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group.  Based on management’s assessment, the Company has determined that it has three operating segments which are Shoe parts and accessories, Aierda shoes and OEM products.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The CODM evaluates performance based on each reporting segment’s revenues, cost of revenues, and gross profit. Selling expenses and G&A expenses are not separated reviewed to each segment.  The CODM does not review balance sheet information to measure the performance of the reportable segments, nor is this part of the segment information regularly provided to the CODM.

LANSDOWNE SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sales, cost of sales, gross profit, total capital expenditure and total depreciation and amortization by segment were as follows:

	For the Three Months Ended March 31, 2011
	Shoes parts		Aidera
	and accessories	OEM products	brand shoes	Consolidated

Sales	$3,073,239	$982,620	$13,514,328	$17,570,187
Cost of sales	(2,281,796)	(733,589)	(9,649,231)	(12,664,616)
Gross profit	$791,443	$249,031	$3,865,097	$4,905,571
Depreciation and amortization	27,840	8,901	122,422	159,163
Total capital expenditures	-	-	-	-
Total assets	4,260,360	1,362,182	18,734,600	24,357,142

	For the three months ended March 31, 2010
	Shoes parts		Aidera
	and accessories	OEM products	brand shoes	Consolidated

Sales	$5,146,837	$814,466	$9,712,249	$15,673,552
Cost of sales	(3,599,907)	(610,094)	(6,881,120)	(11,091,122)
Gross profit	$1,546,930	$204,372	$2,831,129	$4,582,430
Depreciation and amortization	12,024	1,903	22,689	36,615
Total capital expenditures	354,400	56,082	668,763	1,079,245
Total assets	9,648,823	1,526,887	18,207,642	29,383,352

NOTE 11 – SUBSEQUENT EVENTS

On April 12, 2011, the Company issued 861,210 shares of the Company’s common stock totaling $1,205,694 to a consultant firm for investor relations and other marketing services.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Forward Looking Statements

The following discussion may contain certain forward-looking statements.  Such statements are not covered by the safe harbor provisions.  These statements include the plans and objectives of management for future growth of the Company, including plans and objectives related to the consummation of acquisitions and future private and public issuances of the Company's equity and debt securities.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.  Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

As used in this report, the terms “Company,” “we,” “our,” “us” refer to Lansdowne Security, Inc.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Lansdowne Security Inc. for the three months ended March 31, 2011 and 2010, and should be read in conjunction with such financial statements and related notes included in this report.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table sets forth key components of our results of operations for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31, 2011 and 2010
	Amount	Amount	Difference	% change
Revenues	$17,570,187	$15,673,552	$1,896,635	12%
Cost of revenue	(12,664,616)	(11,091,122)	(1,573,494)	14%
Gross profit	4,905,571	4,582,430	323,141	7%
Selling, general and administrative expenses	(3,053,719)	(1,777,191)	(1,276,528)	72%
Income from operations	1,851,852	2,805,239	(953,387)	(34%)
Other income (expenses)
Interest expense, net	(51,107)	(40,619)	(10,488)	26%
Total Other income (expenses)	(51,107)	(40,619)	(10,488)	26%

Income before income taxes	1,800,745	2,764,620	(963,875)	(35%)
Provision for income taxes	(450,186)	(742,993)	292,807	(39%)
Net income	$1,350,559	$2,021,627	$(671,068)	(33%)

Our chief operating decision maker (“CODM”) is our Chief Executive Officer, who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group.  Based on management’s assessment, we have determined that we have three operating segments which are shoe parts and accessories, original equipment manufacturer (“OEM”) products and Aierda shoes.  These three operating segments are also identified as reportable segments.

The following table summarizes our sales, cost of sales and gross margin by segments for the three months ended March 31, 2011 and 2010, respectively:

	For the 3 months ended March 31,
	2011	2010	Difference	change in
	US$	US$	US$	%

Shoe parts & accessories	3,073,239	5,146,837	-2,073,598	-40%
OEM products	982,620	814,466	168,154	21%
Aierda brand shoes	13,514,328	9,712,249	3,802,079	39%
consolidated net sales	17,570,187	15,673,552	1,896,635	12%

Shoe parts & accessories	2,281,797	3,599,908	-1,318,111	-37%
OEM products	733,589	610,094	123,495	20%
Aierda brand shoes	9,649,230	6,881,120	2,768,110	40%
consolidated cost of sales	12,664,616	11,091,122	1,573,494	14%

Shoe parts & accessories	791,442	1,546,929	-755,487	-49%
OEM products	249,031	204,372	44,659	22%
Aierda brand shoes	3,865,098	2,831,129	1,033,969	37%
consolidated gross profit	4,905,571	4,582,430	323,141	7%

Net Sales

Our net sales consist of revenue derived from the sale of Aierda owned branded shoes, shoes parts and accessories and OEM products.  The net sales of shoe parts and accessories decreased by $2.1 million or 40% to $3.1 million for the three months ended March 31, 2011, compared to $5.1 million for the three months ended March 31, 2010. For the three months ended March 31, 2011, we continued to take advantage of the economic growth and focus on the production of Aierda brand shoes, which has a higher profit margin than the sales of shoe parts and accessories.  The decrease in the sales of shoe parts and accessories is the result of a change of corporate business strategy in which the Company allocates more marketing effort and other resources to focus on the potential growth and development of Aierda branded shoes operation.

The net sales of OEM products increase by 21% to $1.0 million for the three months ended March 31, 2011, compared to $0.8 million for the three months ended March 31, 2010.  This segment is traditionally not our main sales focus. We placed more resources on other business segments which contributed to higher profits.

The net sales of Aierda brand shoes reached approximately $13.5 million for the three months ended March 31, 2011, a $3.8 million or 39% increase from $9.7 million for the same period ended March 31, 2010.  The increase in sales of Aierda brand shoes is primarily attributable to continual increases in domestic demand together with the change of corporate strategic positioning towards more sales of Aierda branded shoes.

Cost of Sales

Our cost of sales is primarily comprised of the costs of our raw materials, labor, overhead and sales tax.  Our consolidated cost of sales increased $1.6 million, or 14%, to $12.7 million for the three months ended March 31, 2011 from $11.1 million for the same period in 2010.  The decrease in cost of sales of shoe parts & accessories is generally in line with the decrease in net sales.  The increase in cost of sales of OEM products and Aierda brand shoes are also in line with the increase in net sales of their respective category.

Gross Profit

Our gross profit increased $0.3 million to $4.9 million for the three months ended March 31, 2011, compared to $4.6 million for the same period in 2010.  Gross profit as a percentage of net revenues was 27.9% and 29.2% for the three months ended March 31, 2011 and 2010, respectively.  The average gross margin of shoe parts and accessories was 25.8% in the three months ended March 31, 2011, compared to 30.1% for the same period in 2010.  The average gross margin of Aierda brand shoes was 28.6% for the three months ended March 31, 2011, as compared to 29.2% for the same period in 2010.  The decrease in consolidated gross margin is primarily attributable to a significant decrease in gross margin of shoe parts and accessories during the period.

Operating Expenses
We do not allocate selling, general and administrative expenses incurred at the corporate level to individual reporting segments as we believe our corporate department provides necessary marketing and administrative support that benefits our entire operations taken as a whole.

Selling and General and Administrative Expenses

Our selling and general and administrative expenses increased $1.3 million, or 72%, to $3.1 million for the three months ended March 31, 2011, compared to $1.8 million for the same period in 2010.  The increase is primarily due to higher investor relation expenses incurred as a result of the Company going public.

Income before Income Taxes

Income before income taxes decreased $0.96 million, or 35%, to $1.8 million for the three months ended March 31, 2011, compared to $2.8 million in the same period in 2010.  As a percentage of net sales, the income before income tax decreased from 17.6% in the three months ended March 31, 2010, to 10.2% for the same period in 2011.  This decrease is mainly attributable to a significant decrease in sales of shoe parts and accessories, which is partially offset by an increase in sales of Aierda brand shoes.

Income Taxes

Our income tax expenses decreased as a result of lower net income as compared to the comparable prior period.  The applicable tax rate for the Company is 25% for both periods.

Net Income

Net income decreased 0.67 million, or 33%, to $1.4 million for the three months ended March 31, 2011, compared to $2.0 million for the same period in 2010.  This decrease is primarily attributable to increases in general and administrative expenses.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash generated from our investing activities.  Our working capital at March 31, 2011 was approximately $1.2 million.

Short-term loans were used in daily operations by the Company.  The short-term loans are from two financial institutions which are normally due within 12 months. The short-term loans as of March 31, 2011, and as of December 31, 2010 are in the principal amounts of $2,961,903 and $2,952,157, respectively.  The short-term loans were partially, personally guaranteed by our sole shareholder and his spouse, and other independent third parties.

As of March 31, 2011 and December 31, 2010, we had cash of $1,739,296 and $234,379, respectively.  The following table provides detailed information about our net cash flow for all financial statement periods in this report.

	For the three months ended March 31,
	2011	2010
Net cash used in operating activities	$(2,173,326)	$(1,087,628)
Net cash provided by (used in) investing activities	3,664,046	(1,928,723)
Net cash provided by financing activities	12,917	2,848,660
Effect of exchange rate change on cash	1,280	(566)
Cash at beginning of period	234,379	279,065
Cash at end of period	$1,739,296	$110,808

Cash flows from operating activities

Net cash used in operating activities was $2,173,326 for the three months ended March 31, 2011, an increase of $1,085,698 from $1,087,628 for the same period in 2010.  Such increase of net cash used in operating activities was primarily attributable to a general decrease in accounts payable.

Cash flows from investing activities

Net cash provided by investing activities was $3,664,046 for the three months ended March 31, 2011, as compared to 1,928,723 for the same period in 2010.  Such increase was primarily attributable to a decrease in a loan to shareholders and a loan to a related party for the three months ended March 31, 2011.

Cash flows from financing activities

Net cash provided by financing activities was $12,917 for the three months ended March 31, 2011, a decrease of $2,835,743 from $2,848,660 for the same period in 2010.  This change was primarily attributable to a decrease in proceeds from related party loans.

Capital expenditures

Our capital expenditures were $-0- for the three months ended March 31, 2011, as compared to proceeds from disposal of property and equipment of $1,079,245 for the three months ended March 31, 2010.  We do not have any significant capital expenditure commitments and generally determine capital expenditure appropriation on an as-needed basis.

We believe that our cash on hand, cash flow from operations, together with the net proceeds from the short-term loans will meet our expected capital expenditure and working capital needs for the next 12 months.  In addition, we may, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue.  If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities.  The sale of additional equity securities could result in dilution to our stockholders.  The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations.  Financing may not be available in amounts or on terms acceptable to us, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

We do not have any long-term contractual obligations with respective to lease payments, purchase commitments and capital expenditure commitments.

Critical Accounting Policies

Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year.  Significant estimates, required by management, include the selection of the useful lives and residual values of property and equipment and intangible assets, provision for doubtful accounts, provision necessary for contingent liabilities, fair values, revenue recognition, and other similar charges.  Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  The consolidated financial statements include the accounts of Lansdowne Security, Inc., Dake (Fujian) Sports Goods Co., Ltd. (“Dake”), a wholly owned subsidiary of the Company and Fujian Jinjiang Aierda Shoe Plastic Co., Ltd. (“Aierda”), a variable interest entity.  All significant inter-company balances and transactions are eliminated in consolidation.

We determined that Dake is the primary beneficiary of Aierda based on the contractual relationship in which Dake has economic control over Aierda, the existing contractual relationship in which all of Aierda’s activities either involve or are conducted on Dake’s behalf, and Dake has the obligation to absorb Aierda’s expected returns and losses.

Fair Value

The Company follows the provisions of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement”.  ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

•	Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

•
Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

•
Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

As of March 31, 2011 and December 31, 2010, the Company’s financial instruments include cash , accounts receivable, notes receivable, other current assets, due from other, advances to suppliers, account payables, accrued expenses, deposits from customers, taxes payable, notes payable and other current liabilities.  Management has estimated that the fair value of these financial instruments approximate their carrying amounts due to the short-term nature.

Accounts Receivable

According to the Company’s policy, accounts receivable over 180 days are considered overdue.  The Company does periodical reviews as to whether the carrying values of accounts have become impaired.  The assets are considered to be impaired if the collectability of the balances become doubtful.  Accordingly, the management estimates the valuation allowance for anticipated uncollectible receivable balances.  When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be recorded as a change in allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method.  Inventory costs include material, labor and direct manufacturing overhead.  The Company estimates net realizable value based on intended use, current market value and inventory aging analyses.  The Company writes down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions.

Impairment of Long-Lived Assets

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Property, Plant and Equipment”, which requires the Company to evaluate a long-lived asset for recoverability when there is an event or circumstance that indicates the carrying value of the asset may not be recoverable.  An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605 “Revenue Recognition”.  Product sales are recognized when title to the product has transferred to customers in accordance with the terms of the sale; the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  The Company accepts customer returns due to defective products.

Stock-Based Compensation

The Company accounts for non-employee share-based awards in accordance with ASC 505 Equity-based payments to non-employees.  The Company recognizes compensation expense based on the fair value of equity instruments issued or the fair value of services received.

Income Tax

The Company is governed by the Income Tax Law of the PRC.  The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company is subject to a statutory tax rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.  There were no temporary differences as of March 31, 2011 and December 31, 2010.

Recent Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combination”, which amends ASC Subtopic 805-10, “Business Combinations.”  ASU No. 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  This amendment also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In May 2011, FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  Some of the amendments clarify the Board of Director’s intent about the application of existing fair value measurement requirements.  Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 shall be effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively.  Early adoption is not permitted for public entities.  For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011, and should be applied prospectively.  Nonpublic entities may elect to apply the amendments early, but no earlier than interim periods beginning after December 15, 2011.  The Company does not expect that the adoption of ASU 2011-04 will have a material effect on its financial statements.

In June 2011, FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”.  Under the amendments to Topic 220, “Comprehensive Income”, in this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The amendments in this update should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.  Early adoption is permitted.  The Company does not expect that the adoption of ASU 2011-04 will have a material effect on its financial statements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on February 11, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the period ended March 31, 2011, that were not otherwise disclosed on a Current Report on Form 8-K.

Item 3.  Defaults upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the Company.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(d) Exhibits.

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANSDOWNE SECURITY, INC.

Dated: August 11, 2011	By:	/s/ Conghui Ding
	Name:	Conghui Ding
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: August 11, 2011	By:	/s/ Lifen Zheng
	Name:	Lifen Zheng
	Title:	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)