Form 10-Q
period 2011-06-30
LANSDOWNE SECURITY, INC.
filed 2011-10-11
CIK 1104254

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of October 11, 2011, there were 972,533 shares outstanding of the registrant’s common stock.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

LANSDOWNE SECURITY INC. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months		For the six months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,
	2011	2010	2011	2010
	US$	US$	US$	US$

Net sales	15,731,761	13,302,030	33,301,949	28,975,582

Cost of goods sold	(11,245,373)	(9,480,883)	(23,909,989)	(20,572,005)

Gross profit	4,486,388	3,821,147	9,391,960	8,403,577

Selling, general and administrative expenses	(1,261,648)	(1,016,382)	(4,315,367)	(2,793,573)

Income from operations	3,224,740	2,804,765	5,076,593	5,610,004

Other income (expenses):
Interest expenses, net	(49,315)	(82,119)	(100,422)	(122,738)

Total Other income (expenses)	(49,315)	(82,119)	(100,422)	(122,738)

Income before income tax	3,175,425	2,722,646	4,976,171	5,487,266

Income tax expense	(1,036,413)	(636,196)	(1,486,599)	(1,379,189)

Net income	2,139,012	2,086,450	3,489,572	4,108,077

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(251,836)	33,343	223,697	(3,883)

Comprehensive Income	1,887,176	2,119,793	3,713,269	4,104,193

Basic income per share	2.47	-	7.52	-
Diluted income per share	0.20	0.23	0.34	0.44

Weighted average number of shares-basic	867,274	-	463,942	-
Weighted average number of shares-diluted	10,730,951	9,250,000	10,273,803	9,250,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANSDOWNE SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of
	June 30,	December 31,
	2011	2010
	US$	US$
ASSETS

CURRENT ASSETS
Cash	1,735,293	234,379
Accounts receivable	15,924,959	10,967,947
Inventory	3,176,127	2,323,064
Notes receivable	-	250,311
Other receivables	151,911	149,519
Advances to suppliers	1,363	854,005
Due from related party		217,695
Due from shareholder		2,984,826
Due from other	-	455,112
Total current assets	20,989,653	18,436,858

PROPERTY, PLANT AND EQUIPMENT, net	3,030,211	3,245,508

OTHER ASSETS
Intangible asset, net	5,298,987	5,248,954

TOTAL ASSETS	29,318,851	26,931,320

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short term bank loans	3,481,086	2,952,157
Accounts payable	8,489,929	9,465,946
Accrued expenses	2,154,916	2,735,837
Other current liability	229,470	308,334
Due to related party	13,151	-
Advances from customers	-	245,043
Taxes payable	1,564,569	2,757,236
Total current liabilities	15,933,121	18,464,553

SHAREHOLDERS' EQUITY
Series A convertible preferred stock, $0.001 par value; 10,000,000 shares authorized, 9,975 shares issued and outstanding as of June 30, 2011 and December 31, 2010	10	10
Common stock, $0.001 par value; 100,000,000 shares authorized, 972,533 shares and 0 shares issued and outstanding as of June 30, 2011 and December 31, respectively	973	-
Additional paid in capital	4,108,133	2,903,412
Retained earnings	6,592,998	3,103,426
Accumulated other comprehensive income	2,683,616	2,459,919
Total shareholders' equity	13,385,730	8,466,767

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	29,318,851	26,931,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANSDOWNE SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,489,572	$4,108,077
Adjustments to reconcile net income to net cash
Provided by (Used in) operating activities:
Provision for bad debts	247,529
Stock based compensation	1,205,694
Depreciation and amortization	351,038	344,073
Changes in operating assets and liabilities
Accounts receivable	(4,683,805)	(1,829,472)
Notes receivable	252,290	(131,849)
Other current assets	569	(459,337)
Inventory	(797,503)	916,052
Advance to suppliers	611,878	(94,157)
Accounts payable	(1,150,268)	(1,037,147)
Notes payable	-	106,300
Advances from customers	(246,979)	888,968
Taxes payable	(1,232,783)	(1,298,815)
Accrued expenses and other current liabilities	(711,773)	(339,576)

Net cash (used in) provided by operating activities	(2,664,541)	1,173,117

CASH FLOWS FROM INVESTING ACTIVITIES:
Due from other	3,686,540	260,183
Acquisition of property, plant & equipment	(21,084)	(1,214,825)

Net cash provided by (used in) investing activities	3,665,456	(954,642)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividend	-	(1,245,243)
Increase in restricted cash	-	(106,300)
Proceeds from short-term bank loans	464,825	292,998
Proceeds from related party loans	12,997	638,129

Net cash provided by (used in) financing activities	477,822	(420,416)

EFFECT OF EXCHANGE RATE CHANGE ON CASH	22,177	(302)

NET INCREASE (DECREASE) IN CASH	1,500,914	(202,243)

CASH, BEGINNING OF PERIOD	234,379	279,065

CASH, END OF PERIOD	$1,735,293	$76,822

Supplemental cash flow data:
Income taxes paid	$2,679,266	$2,680,425
Interest paid	$100,482	$83,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANSDOWNE SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

			Additional	Other
			paid in	Comprehensive	Retained
	Preferred stock	Common stock	capital	income	earnings	Total

Balance at January 1, 2010	$10	$-	$2,903,412	$1,812,400	$7,851,982	$12,567,804

Net income		-	-	-	4,108,077	4,108,077
Foreign currency translation loss		-	-	(3,883)	-	(3,883)

Balance at June 30, 2010	$10	$-	$2,903,412	$1,808,517	$11,960,059	16,671,998

Balance at January 1, 2011	$10	$-	$2,903,412	$2,459,919	$3,103,426	$8,466,767

Acquistion of assets in the reverse merger		112	(112)	-		-
Stock based compensation		861	1,204,833			1,205,694
Net income for the period		-	-	-	3,489,572	3,489,572
Foreign currency translation gain		-	-	223,697	-	223,697

Balance at June 30, 2011	$10	$973	$4,108,133	$2,683,616	$6,592,998	13,385,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANSDOWNE SECURITY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Lansdowne Security, Inc. (the “Company”) was incorporated in the state of Texas on October 30, 1997, and was a shell company with no operations since December 2009.

On February 11, 2011, the Company entered into a share exchange agreement with DK International Group, Inc. (“DK”) and its sole shareholder pursuant to which the Company acquired 100% of the issued and outstanding capital stock of DK in exchange for 9,250 shares of the Company’s Series A Preferred Stock.  This constituted 91.71% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transaction.  As a result of this transaction, DK became a wholly-owned subsidiary of the Company.  DK’s subsidiary, Dake (Fujian) Sports Goods Co., Ltd., a People’s Republic of China (“PRC”) limited company (“Dake”), became the Company’s indirect subsidiary, and its variable interest entity (“VIE”) Fujian Jinjiang Aierda Shoe Plastic Co., Ltd., a PRC limited company (“Aierda”), became the Company’s VIE.

The acquisition was accounted for as a reverse merger under the purchase method of accounting since there was a change of control.  As a result, DK and its subsidiaries were treated as the continuing entity for accounting purposes.

DK was incorporated under the laws of the British Virgin Islands on November 12, 2010.  On December 30, 2010, DK entered into an equity transfer agreement with Mr. Yuxi Ding, individually, pursuant to which DK acquired 100% of the outstanding equity interest of Dake.  The transaction was approved by the Quanzhou Commission of Economy and Trade on January 10, 2011.  Dake was established in Jinjiang, Fujian Province, PRC, on August 17, 1999 and is engaged in the manufacturing of sport and leisure shoes.

Aierda was established on June 13, 1991, as a foreign-invested PRC enterprise and is mainly engaged in the manufacture and sale of footwear parts and materials.  On November 16, 2005, Mr. Yuxi Ding, individually, entered into a share transfer agreement with Fujian Province Jinjiang City Chendai Jiangtou Labor Insurance Factory and Hong Kong Shengcheng (Pacific) Limited Company, the former shareholders of Aierda, pursuant to which Mr. Ding acquired 100% of the equity interests in Aierda for a total consideration of RMB 9,000,000.  On December 22, 2005, the Jinjiang City Commerce Bureau approved the equity transfer to Mr. Ding and approved the conversion of Aierda to a wholly foreign-owned enterprise.

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

Each of DK, Dake and Aierda (hereinafter collectively referred to herein as “DK”), are either wholly owned or under common control of Mr. Yuxi Ding, pursuant to the foregoing contractual arrangements.  From an accounting perspective, there are no changes to the assets and liabilities of Dake upon consolidation as a result of Mr. Yuxi Ding transferring 100% of equity interests in Dake to DK.  The historical consolidated financial statements of Dake are considered the historical financial statements of DK.  The statements of income and comprehensive income have been presented retrospectively at the beginning of the reporting period.

The Company’s condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of DK, Dake and Aierda.  All inter-company balances and transactions are eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States (“US GAAP”).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated December 31, 2010, financial statements and footnotes included in the Form 10-K filed with the US Securities and Exchange Commission (“SEC”).  Operating results for the three and six months ended June 30, 2011 and 2010, may not be necessarily indicative of the results that may be expected for the full fiscal year.

LANSDOWNE SECURITY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade receivables.  As of June 30, 2011, substantially all of the Company’s cash was held by major financial institutions located in the PRC.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral for trade receivables and has not experienced any credit losses in collecting the trade receivables.

For the six months ended June 30, 2011 and 2010, no single customer accounted for more than 10% of the Company’s net sales, and for the three months ended June 30, 2011 and 2010, no single customer accounted for more than 10% of the Company’s net sales.

For the six months ended June 30, 2011 and 2010, the largest single supplier accounted for 13% and 18%, respectively, of the Company’s total purchases.  For the three months ended June 30, 2011 and 2010, the largest single supplier accounted for 13% and 10%, respectively, of the Company’s total purchases.  As of June 30, 2011, three suppliers accounted for 15%, 13% and 9% of total outstanding account payables, respectively.

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

Foreign Currency Translation

The Company principally operates in PRC and its functional currency is the Chinese currency, Renminbi (“RMB”).  The reporting currency of the Company is the U.S. dollar.  The Company does not enter into any transactions denominated in foreign currencies.  The financial statements of the Company are translated into U.S. dollars using the period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity.  Translation adjustments resulting from translating the local currency financial statements into U.S. dollars are included in comprehensive income.  The cumulative translation adjustment were included as an item of accumulated other comprehensive income in the shareholders’ equity section of the balance sheet.

LANSDOWNE SECURITY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	December 31,	June 30,
	2011	2010	2010

Period end exchange rate (RMB:US$)	6.4635	6.5918	6.8210
Average exchange rate for the period	6.5401	6.7700	6.8260

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

Accounts Receivable

Accounts receivable consists of unpaid balances due from whole-sale customers.  Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts.  According to the Company’s policy, accounts receivable over 180 days are considered overdue.  The Company does periodical reviews as to whether the carrying values of accounts have become impaired.  The assets are considered to be impaired if the collectability of the balances become doubtful, accordingly, management estimates the valuation allowance for anticipated uncollectible receivable balances.  When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be recorded as a change in allowance for doubtful accounts.  As of June 30, 2011, no allowance for doubtful accounts was considered necessary.

Inventory

Inventory is stated at the lower of cost or market, using the FIFO method.  Inventory costs include material, labor and direct manufacturing overhead.  The Company estimates net realizable value based on intended use, current market value and inventory aging analyses.  The Company writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions.  During the six months ended June 30, 2011, the Company wrote-down $0 of inventory which was included in cost of sales.  As of June 30, 2011, no reserve for slow - moving or obsolete inventories is considered necessary.

Advances to Suppliers

Advances to suppliers consist of payments made to suppliers for future purchases.  They are reviewed periodically to determine whether their carrying value has become impaired.  The Company considers the assets to be impaired if facts and circumstances indicate that the collectability of the materials become doubtful.  During the period ended June 30, 2011, the Company recovered $ 247,529 of advances from suppliers which was written off as bad debt expenses previously.  The Company has determined that the reserve for advances to suppliers was $31,588 as of June 30, 2011.

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

LANSDOWNE SECURITY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment of Long-Lived Assets

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Property, Plant and Equipment”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable.  An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.  There was no impairment of long-lived assets for the six months ended June 30, 2011.

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

Advertising and Promotion Expenses

Advertising and promotion are expensed as incurred. Advertising and promotion expenses which were included in selling expenses amounted to $326,396 and $242,360 for the six months ended June 30, 2011 and 2010, respectively, and amounted to $40,533 and $41,971 for the three months ended June 30, 2011 and 2010, respectively.

Stock-Based Compensation

The Company accounts for non-employee share-based awards in accordance with ASC 505 Equity-based payments to non-employees. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued is based on the earliest of a performance commitment or completion of performance.

Income Taxes

The Company is subject to the Income Tax Laws of the PRC and the U.S.  The Company did not generate any taxable income outside of the PRC for the six months ended June 30, 2011 and 2010.  The Company accounts for income taxes in accordance with ASC 740 “Income Taxes”.  ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.  There was no deferred tax asset or liability as of June 30, 2011.

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

LANSDOWNE SECURITY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At June 30, 2011 and 2010, the Company had 15,900 and 0 stock options, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

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

	For the three months ended June 30,
	2011	2010

Net Income	$2,139,012	$2,086,450

Pro forma basic earnings per share	$0.20	$0.19
Pro forma diluted earnings per share	$0.20	$0.19

Pro forma weighted average number of shares - basic	10,730,951	10,730,951
Pro forma weighted average number of shares- diluted	10,730,951	10,730,951

	For the six months ended June 30,
	2011	2010

Net Income	$3,489,572	$4,108,077

Pro forma basic earnings per share	$0.34	$0.40
Pro forma diluted earnings per share	$0.34	$0.40

Pro forma weighted average number of shares - basic	10,187,837	10,187,837
Pro forma weighted average number of shares- diluted	10,187,837	10,187,837

LANSDOWNE SECURITY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2011 and December 31, 2010, the Company’s financial instruments include cash, accounts and notes receivable, due to related party, due from shareholder and other, advances to suppliers, short-term bank loans, account payable, accrued expenses, advances from customers, taxes payable, other current liabilities.  Management has estimated that the fair value of these financial instruments approximate their carrying amounts due to the short-term nature.

NOTE 3 – INVENTORY

As of June 30, 2011 and December 31, 2010, inventory consists of the following:

	June 30,	December 31,
	2011	2010

Raw materials	$1,203,052	$756,420
Work in progress	395,844	464,409
Finished goods	1,577,231	1,102,235
	$3,176,127	$2,323,064

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2011 and December 31, 2010, property, plant and equipment consisted of the following:

		June 30,	December 31,
	Useful life	2011	2010
Building and leasehold improvement	20 years	$6,474,820	$6,351,261
Machinery and equipment	10 years	2,219,356	2,164,178
Motor vehicles	10 years	428,978	420,629
Computer, office equipment and furniture	5 years	75,523	62,665
Total costs		9,198,677	8,998,733
Less: accumulated depreciation		(6,168,466)	(5,753,225)

Total property, plant and equipment, net		$3,030,211	$3,245,508

Depreciation expenses for the six months ended June 30, 2011 and 2010, were $297,522 and $ 270,823, respectively, of which $188,152 and $178,895 respectively, were charged to general and administrative expenses; and $109,370 and $91,928 respectively, were charged to cost of sales.  Depreciation expenses for the three months ended June 30, 2011 and 2010 were $166,522 and $ 245,075, respectively, of which $111,509 and $165,063 respectively, were charged to general and administrative expenses; and $55,013 and $80,012 respectively, were charged to cost of sales.

NOTE 5 – INTANGIBLE ASSETS

The Company obtained the right from local authorities to use the land for fifty years on which the office premises, warehouse and production plant of the Company are situated.  The Company is in the process of obtaining certificate of land use rights from the PRC government.  As of June 30, 2011 and December 31, 2010, intangible assets consisted of the following:

LANSDOWNE SECURITY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	December 31,
	2011	2010
Costs of land use rights	$7,735,747	$7,585,193
Less: accumulated amortization	(2,436,760)	(2,336,239)
Total intangible assets, net	$5,298,987	$5,248,954

Amortization expense was $53,516 and $73,250 for the six months ended June 30, 2011 and 2010, respectively, and included in selling, general and administrative expenses.

Amortization expense was $25,323 and $62,383 for the three months ended June 30, 2011 and 2010, respectively, and included in selling, general and administrative expenses.

The projected amortization expense attributed to future periods is as follows:

Twelve months ending June 30,	Amount
2012	$152,902
2013	152,902
2014	152,902
2015	152,902
2016	152,902
Thereafter	4,534,477
Total	$5,298,987

NOTE 6 – SHORT TERM BANK LOANS

The short-term loans are due to two financial institutions.  At June 30, 2011 and December 31, 2010, the Company’s short-term bank loans consisted of the following:

	2011	2010
Loans from Quanzhou Commercial Banks bearing interest rates at 7.695% secured by third parties.	$1,392,434	$1,510,970
Loans from China Construction Bank bearing interest rates at 5.841% secured by third parties and sole stockholder and his spouse	1,160,362	1,441,187
Loans from Industrial Commercial Bank bearing interest rates at 6.06% secured by a third party	928,290	-
Total short term bank loans	$3,481,086	$2,952,157

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

LANSDOWNE SECURITY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 8 – STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company discontinued the granting of stock options under its stock option plan.  As a result of the reverse stock split in August 2010, the number of options issued, outstanding and exercisable and the related exercise price has been pro ratably adjusted to reflect the reverse stock split as of the beginning of the period.  15,900 options remained fully vested and exercisable as of June 30, 2011.  The following is a summary of stock option activity:
	Options	Weighted Average Exercise Price

Outstanding at December 31, 2010	18,180	$3.30
Cancelled/expired	4,560	$3.46
Outstanding at June 30, 2011	13,620	$4.10

The following table summarizes information about stock options outstanding and exercisable at June 30, 2011:

	Options Outstanding			Options Exercisable
Weighted Average Remaining Contractual Life	Number Outstanding	Range of Exercise Prices	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
1.1 years	13,620	$1.25-5.25	$4.10	13,620	$4.10

On February 22, 2011, the Company entered into a one-year consulting service agreement with NUWA Group for investor relations and other marketing services.  In exchange for these services, the Company agreed to issue 861,210 shares of the Company’s common stock.  The fair value of these shares is based on the closing price of the Company’s common stock on February 22, 2011, which was $1.40.  The fair value of services of approximately $1.2 million was recognized and included in selling, general and administrative expenses as of March 31, 2011.  The 861,210 shares were subsequently issued on April 12, 2011.  The Company has recorded common stock and additional paid in capital accordingly as of June 30, 2011.

NOTE 9 – INCOME TAX

Lansdowne Security, Inc. a Delaware corporation, has incurred a net operating loss for income tax purposes for the quarter ended June 30, 2011. The Company had loss carry forwards of approximately $1,205,694 for U.S. income tax purposes available for offset against future taxable U.S. income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded for US operation. The valuation allowance as of June 30, 2011 was $409,936.

The Company is governed by the Income Tax Law of the PRC and the United States.  DK is governed by the income tax law of the PRC concerning the private-run enterprises, which is currently subject to tax at a statutory rate of 25% on net income reported in the statutory financial statements after appropriate tax adjustments.  The Company files income tax returns with both the National Tax Bureau and the Local Tax Bureaus in PRC.
Tax payable as of June 30, 2011 and December 31,2010 consist of the following:

	2011	2010
VAT tax payable	$250,453	$388,320
Corporate income tax payable	1,294,117	2,320,701
Other	19,999	48,215
Total taxes payable	$1,564,569	$2,757,236

As of June 30, 2011, the Company’s tax years for all its PRC entities since their formation are open for statutory examination by PRC tax authorities.

Note 10 – RELATED PARTY TRANSACTIONS

As of June 30, 2011, due to related party consists of a loan from a family member of the Chief Executive Officer (“CEO”) of the Company.  The loan was unsecured, non-interest bearing and due upon demand. The loan was borrowed for working capital purposes.

LANSDOWNE SECURITY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11- SEGMENT INFORMATION

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments.  The Company is engaged in the manufacturing of shoes parts and accessories, Aierda brand shoes, as well as manufacturing other brand shoes for our original equipment manufacturer (“OEM”) customers.  The Company’s chief operating decision maker (“CODM”) has been identified as the CEO who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group. Based on management’s assessment, the Company has determined that it has three operating segments which are Shoe parts and accessories, Aierda shoes and OEM products.

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

Sales, cost of sales, gross profit, total capital expenditure and total depreciation and amortization by segment were as follows:

	For the Six Months Ended June 30, 2011
	Shoe parts		Aierda
	and	OEM	brand
	accessories	products	shoes	Consolidated

Sales	$6,063,367	$2,880,202	$24,358,380	$33,301,949

Cost of sales	(4,500,979)	(2,132,636)	(17,276,373)	(23,909,989)

Gross profit	$1,562,388	$747,566	$7,082,007	$9,391,960

Depreciation and amortization	63,914	30,360	256,763	351,038

Total capital expenditures	3,839	1,824	15,422	21,084

Total assets	5,338,155	2,535,714	21,444,983	29,318,851

LANSDOWNE SECURITY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Six Months Ended June 30, 2010
	Shoe parts		Aierda
	and	OEM	brand
	accessories	products	shoes	Consolidated

Sales	$10,346,958	$1,938,233	$16,690,391	$28,975,582

Cost of sales	(7,395,320)	(1,435,970)	(11,740,715)	(20,572,005)

Gross profit	$2,951,638	$502,263	$4,949,676	$8,403,577

Depreciation and amortization	122,866	23,016	198,191	344,073

Total capital expenditures	433,805	81,262	699,758	1,214,825

Total assets	11,202,719	2,098,537	18,070,795	31,372,051

	For the Three Months Ended June 30, 2011
	Shoe parts		Aierda
	and	OEM	brand
	accessories	products	shoes	Consolidated

Sales	$2,990,128	$1,897,582	$10,844,051	$15,731,761

Cost of sales	(2,219,182)	(1,399,047)	(7,627,143)	(11,245,373)

Gross profit	$770,946	$498,535	$3,216,908	$4,486,388

Depreciation and amortization	36,464	23,141	132,241	191,845

Total capital expenditures	63,914	30,360	256,763	351,038

Total assets	5,572,619	3,536,471	20,209,761	29,318,851

LANSDOWNE SECURITY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended June 30, 2010
	Shoe parts		Aierda
	and	OEM	brand
	accessories	products	shoes	Consolidated

Sales	$5,200,121	$1,123,767	$6,978,142	$13,302,030

Cost of sales	(3,795,412)	(825,876)	(4,859,595)	(9,480,883)

Gross profit	$1,404,709	$297,891	$2,118,547	$3,821,147

Depreciation and amortization	120,194	13,704	85,097	218,994

Total capital expenditures	79,405	25,180	30,995	135,580

Total assets	12,264,178	2,650,337	16,457,536	31,372,051

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements.  Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.  As used in this report, the terms “Company,” “we,” “our,” “us” refer to Lansdowne Security Inc.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Lansdowne Security Inc. for the three and six months ended June 30, 2011 and 2010, and should be read in conjunction with such financial statements and related notes included in this report.

Results of Operations

Six Months Ended June 30, 2011 Compared to Six months Ended June 30, 2010

The following table sets forth key components of our results of operations for the six months ended June 30, 2011 and 2010:

	For the six months ended June 30,
	2011	2010	Difference	% change
Revenues	$33,301,949	$28,975,582	$4,326,367	15%
Cost of revenue	(23,909,989)	(20,572,005)	(3,337,984)	16%
Gross profit	9,391,960	8,403,577	988,383	12%
Selling, general and administrative expenses	(4,315,367)	(2,793,573)	(1,521,793)	54%
Income from operations	5,076,593	5,610,004	(533,411)	-10%
Other income (expenses)
Interest expense, net	(100,422)	(122,738)	22,316	-18%
Total Other income (expenses)	(100,422)	(122,738)	22,316	-18%

Income before income taxes	4,976,171	5,487,266	(511,095)	-9%
Provision for income taxes	(1,486,599)	(1,379,189)	(107,410)	8%
Net income	$3,489,572	$4,108,077	$(618,505)	-15%

Our chief operating decision maker (“CODM”) is our Chief Executive Officer who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group.  Based on management’s assessment, we have determined that we have three operating segments which are shoe parts and accessories, original equipment manufacturer (“OEM”) products and Aierda shoes.  These three operating segments are also identified as reportable segments.

The following table summarizes our sales, cost of sales and gross margin by segments for the six months ended June 30, 2011 and 2010, respectively:

	For the six months ended June 30,
	2011	2010	Difference	% change

Shoe parts & accessories	$6,063,367	$10,346,958	$(4,283,591)	-41%
OEM products	2,880,202	1,938,233	941,969	49%
Aierda brand shoes	24,358,380	16,690,391	7,667,989	46%
Consolidated net sales	$33,301,949	$28,975,582	$4,326,367	15%

Shoe parts & accessories	$4,500,979	$7,395,320	$(2,894,341)	-39%
OEM products	2,132,636	1,435,970	696,666	49%
Aierda brand shoes	17,276,374	11,740,715	5,535,658	47%
Consolidated cost of sales	$23,909,989	$20,572,005	$3,337,984	16%

Shoe parts & accessories	$1,562,388	$2,951,638	$(1,389,251)	-47%
OEM products	747,566	502,263	245,303	49%
Aierda brand shoes	7,082,006	4,949,676	2,132,330	43%
Consolidated gross profit	$9,391,960	$8,403,577	$988,383	12%

Net Sales

Our net sales consist of revenue derived from the sale of Aierda owned branded shoes, shoes parts and accessories and OEM products.  The net sales of shoe parts and accessories decreased by $4.3 million or 41% to 6.1 million for the six months ended June 30, 2011, from $10.3 million for the six months ended June 30, 2010.  For the six months ended June 30, 2011, we continued to take advantage of the strong economic growth and focus on the production of Aierda brand shoes which has a higher profit margin than the sales of shoe parts and accessories.

The net sales of OEM products increased by 49% to $2.9 million for the six months ended June 30, 2011, from $1.9 million for the six months ended June 30, 2010.  The increase in net sales of OEM products was mainly due to general improvement of overall business environment for the six months ended June 30, 2011, as compared with the same period in 2010, during which the domestic market gradually recovered from the financial crisis.

The net sales of Aierda brand shoes reached approximately $24.4 million for the six months ended June 30, 2011, a $7.7 million or 46% increase from $16.7 million for the same period ended June 30, 2010.  The increase in sale of Aierda branded shoes is attributable to existing customers placing more orders for the six months ended June 30, 2011, as compared with the same period in 2010, which in turn benefited from more expenditure on exhibition and advertising.

Cost of Sales

Our cost of sales is primarily comprised of the costs of raw materials, labor, and direct overhead.  Our consolidated cost of sales increased approximately $3.3 million, or 16%, to $23.9 million for the six months ended June 30, 2011, from $20.6 million for the same period of 2010.

The cost of sales of shoe parts and accessories decreased by 39% to $4.5 million for the six months ended June 30, 2011, from $7.4 million for the same period in 2010.  The decrease in cost of sales of shoe parts and accessories was mainly due to decrease in sales volume of the segment, which resulted in decrease in raw material and labor cost.

The cost of sales of OEM products increased by 49% to $2.1 million for the six months ended June 30, 2011, from $1.4 million for the same period in 2010.  The increase in cost of sales of OEM products is primarily attributable to an increase in labor costs and raw material costs.

The cost of sales of Aierda brand shoes increased by 47% to $17.3 million for the six months ended June 30, 2011, from $11.7 million for the same period in 2010.  The increase in cost of sales of Aierda brand shoes is primarily attributable to an increase labor costs and raw material costs.

Gross Profit

Our gross profit increased approximately $1.0 million to $9.4 million for the six months ended June 30, 2011 from $8.4 million for the same period in 2010. Gross profit as a percentage of net revenues was 28% and 29% for the six months period ended June 30, 2011, and for the same period of 2010, respectively.  The average gross margin of shoe part and accessories was 25.8% in the six months ended June 30, 2011, as compared to 28.5% for the same period of 2010.  The average gross margin of Aierda branded shoes was 29.1% for the six months ended June 30, 2011, as compared to 29.7% for the same period of 2010.

Operating Expenses

We do not allocate selling, general and administrative expenses incurred at the corporate level to individual reporting segments as we believe our corporate department provides necessary marketing and administrative supporting function that benefits our entire operations taken as a whole.

Selling and General and Administrative Expenses

Our selling and general and administrative expenses increased by approximately $1.5 million or 54% to $4.3 million for the six months ended June 30, 2011, from $2.8 million for the same period of 2010.  The increase is mainly due to stock based compensation expense of $1.2 million recognized in such period.  The other $0.3 million increase is due to increase in staff costs and staff welfare, commission expense and transportation.

Income before Income Taxes

Income before income taxes decreased approximately $0.5 million, or 9%, to approximately $5.0 million for the six months ended June 30, 2011, from $5.5 million in the same period of 2010.  The decrease in income before income taxes is mainly due to $1.2 million of stock based compensation expense recognized during such period, offset by an increase in operating income of approximately $0.05 million.

Income Taxes

Our income tax increased by $0.1 million to $1.5 million for the six months ended June 30, 2011.  The applicable tax rate for the Company is 25%.  Excluding the effect of stock based compensation expense of $1.2 million, the income taxes, as percentage of net income, is comparable to the same period in 2010.

Net Income

Net income decreased approximately 0.6 million, or 15%, to $3.5 million for the six months ended June 30, 2011, from $4.1 million in the same period of 2010.  The decrease is mainly due to $1.2 million of stock based compensation expense recognized during such period.  Excluding such effect, there was an actual increase of net income of approximately $0.7 million.  The increase is primarily attributable to increase in sales of Aierda branded shoes.  The increase in sale of Aierda branded shoes is primarily attributable to strong domestic demand together with the change of marketing strategy towards increasing sales of Aierda branded shoes.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table sets forth key components of our results of operations for the three months ended June 30, 2011 and 2010:

	For the three months ended June 30,
	2011	2010	Difference	% change
Revenues	$15,731,761	$13,302,030	$2,429,732	$18%
Cost of revenue	(11,245,373)	(9,480,883)	(1,764,490)	19%
Gross profit	4,486,388	3,821,147	665,242	17%
Selling, general and administrative expenses	(1,261,648)	(1,016,382)	(245,265)	24%
Income from operations	3,224,740	2,804,765	419,976	15%
Other income (expenses)
Interest expense, net	(49,315)	(82,119)	32,804	-40%
Total Other income (expenses)	(49,315)	(82,119)	32,804	-40%

Income before income taxes	3,175,425	2,722,646	452,779	17%
Provision for income taxes	(1,036,413)	(636,196)	(400,217)	63%
Net income	$2,139,012	$2,086,450	$52,563	$2.5%

Our CODM is our Chief Executive Officer who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group.  Based on management’s assessment, we have determined that we have three operating segments which are shoe parts and accessories, OEM products and Aierda shoes.  These three operating segments are also identified as reportable segments.

The following table summarizes our sales, cost of sales and gross margin by segments for the three months ended June 30, 2011 and 2010, respectively:

	For the three months ended June 30,
	2011	2010	Difference	% change

Shoe parts & accessories	$2,990,128	$5,200,121	$(2,209,993)	-42%
OEM products	1,897,582	1,123,767	773,815	69%
Aierda brand shoes	10,844,051	6,978,142	3,865,910	55%
Consolidated net sales	$15,731,761	$13,302,030	$2,429,732	18%

Shoe parts & accessories	$2,219,182	$3,795,412	$(1,576,230)	-42%
OEM products	1,399,047	825,876	573,171	69%
Aierda brand shoes	7,627,144	4,859,595	2,767,548	57%
Consolidated cost of sales	$11,245,373	$9,480,883	$1,764,490	19%

Shoe parts & accessories	$770,946	$1,404,709	$(633,764)	-45%
OEM products	498,535	297,891	200,644	67%
Aierda brand shoes	3,216,907	2,118,547	1,098,361	52%
Consolidated gross profit	$4,486,388	$3,821,147	$665,242	17%

Net Sales

Our net sales consist of revenue derived from the sale of Aierda owned branded shoes, shoes parts and accessories and OEM products.  The net sales of shoe parts and accessories decreased by approximately $2.2 million or 42% to $3.0 million for the three months ended June 30, 2011, from $5.2 million for the three months ended June 30, 2010.  For the three months ended June 30, 2011, we continued to take advantage of the strong domestic demand as a result of advertising and promotion, and focused on the production of Aierda brand shoes, which has a higher profit margin than the sales of shoe parts and accessories.

The net sales of OEM products increased by 69% to $1.9 million for the three months ended June 30, 2011, from $1.1 million for the three months ended June 30, 2010.  The increase in net sales of OEM products was mainly due to a general improvement of the overall business environment for the three months ended June 30, 2011, as compared with the same period in 2010, during which the domestic market gradually recovered from the financial crisis.

The net sales of Aierda brand shoes reached approximately $10.8 million for the three months ended June 30, 2011, a $3.9 million or 55% increase from $7.0 million for the same period ended June 30, 2010.  The increase in sale of Aierda branded shoes is attributable to existing customers placing more orders for the three months ended June 30, 2011, as compared with the same period in 2010, which in turn benefited from increased expenditures on exhibition and advertising.

Cost of Sales

Our cost of sales is primarily comprised of the costs of our raw materials, labor, overhead and sales tax.  Our consolidated cost of sales increased approximately $1.8 million, or 19%, to $11.2 million for the three months ended June 30, 2011, from $9.5 million for the same period of 2010.

The cost of sales of shoe part and accessories decreased by 42% to $2.2 million for the three months ended June 30, 2011, from $3.8 million for the same period in 2010.  The decrease in cost of sales of shoe parts and accessories was mainly due to a decrease in sales volume of the segment, which resulted in a decrease in raw materials and labor costs.

The cost of sales of OEM products increased by 69% to $1.4 million for the three months ended June 30, 2011, from $0.8 million for the same period in 2010.  The increase in cost of sales of OEM products was due to an increase in labor costs and raw material costs.

The cost of sales of Aierda brand shoes increased by 57% to $7.6 million for the three months ended June 30, 2011, from $4.9 million for the same period in 2010.  The increase in cost of sales of Aierda brand shoes was due to increase labor costs and raw material cost.

Gross Profit

Our gross profit increased approximately $0.7 million to $4.5 million for the three months ended June 30, 2011, from $3.8 million for the same period in 2010.  Gross profit as a percentage of net revenues was 28.5% and 28.7% for the three months period ended June 30, 2011 and 2010, respectively.  The average gross margin of shoe part and accessories was 25.8% in the three months ended June 30, 2011, as compared to 27% for the same period of 2010.  The average gross margin of Aierda branded shoes was 29.7% for the three months ended June 30, 2011, as compared to 30.4% for the same period of 2010.

Operating Expenses

We do not allocate selling, general and administrative expenses incurred at the corporate level to individual reporting segments as we believe our corporate department provides necessary marketing and administrative supporting function that benefits our entire operations taken as a whole.

Selling and General and Administrative Expenses

Our selling and general and administrative expenses increased by approximately $0.2 million or 24% to $1.3 million for the three months ended June 30, 2011, from $1.0 million for the same period of 2010.  The increase is mainly due to stock based compensation expense of $1.2 million recognized in current period.

We generally experience an overall increase in selling, general and administrative expenses due to inflationary pressure in domestic economy for the first two quarters of 2011.  We have already taken measures to streamline our manpower and improve the labor efficiency.

Income before Income Taxes

Income before income taxes increased by approximately $0.5 million, or 17%, to $3.2 million for the three months ended June 30, 2011 from $2.7 million in the same period of 2010.  The increase in income before income taxes is mainly due to increase in operating income of approximately $0.4 million.

Income Taxes

Our income tax increased to $1.0 million for the three months ended June 30, 2011.  The applicable tax rate for the Company is 25%.  Excluding the effect of a stock based compensation expense of $1.2 million, the income taxes, as percentage of net income for the three months ended June 30, 2011, is comparable to the same period in 2010.

Net Income

Net income increased approximately $0.05 million, or 2.5%, to $2.1 million for the three months ended June 30, 2011, from $2.1 million in the same period of 2010. The increase is primarily attributable to an increase in sales of Aierda branded shoes.  The increase in sales of Aierda branded shoes is primarily attributable to strong domestic demand, together with the change of marketing strategy towards increasing sales of Aierda branded shoes.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash generated from our operating activities and cash generated from financing activities.  Our working capital at June 30, 2011, was approximately $5.2 million.

The short-term loans were primarily used to fund the Company’s daily operations.  The short-term loans are from three financial institutions which are normally due within 12 months.  The short-term loans as of June 30, 2011, and of December 31, 2010, are $3,481,086 and $2,952,157, respectively.  The short-term loans were partially personally guaranteed by our sole shareholder and his spouse, and other independent third parties.

As of June 30, 2011 and December 31, 2010, we had cash of approximately $1,735,293 and $234,379, respectively.  The following table provides detailed information about our net cash flow for all financial statement periods in this report.

	For the six months ended June 30,
	2011	2010

Net cash (used in) provided by operating activities	$(2,664,541)	$1,173,117
Net cash provided by (used in) investing activities	3,665,456	(954,642)
Net cash provided by (used in) financing activities	477,822	(420,416)
Effect on exchange rate change on cash	22,177	(302)
Cash at beginning of period	234,379	279,065
Cash at end of period	1,735,293	76,822

Cash flows from operating activities

Net cash used in operating activities was $2,664,541 for the six months ended June 30, 2011, as compared with net cash provided by operating activities of $1,173,116 for the same period in 2010.  Such decrease was primarily attributable to a $5 million increase in working capital during for the six months ended June 30, 2011, as compared to the same period in 2010.  The increase in working capital was mainly due to the following factors: (1) a $1 million increase in the level of inventory in anticipation of higher customer orders in the second half of 2011; (2) a $5 million increase in accounts receivable for the six months ended June 30, 2011, which was due to slower repayment of outstanding debts by the disbributors; and (3) a decrease in taxes payable of $1 million

Cash flows from investing activities

Net cash provided by investing activities was $3,665,456 for the six months ended June 30, 2011, was, as compared with net cash used in investing activities of $954,643 for the same period in 2010.  Such increase was primarily attributable to decrease in loan to shareholders and loan to other for the six months ended June 30, 2011.

Cash flows from financing activities

Net cash provided by financing activities was $477,821 for the six months ended June 30, 2011, as compared with net cash used in financing activities of $420,415 for the same period in 2010.  The increase was primarily attributable to payment of dividend for the six months ended June 30, 2010, while there was no such payment for the same period in 2011.

Capital expenditures

The capital expenditure relating to acquisition of machineries and office equipment was $21,084 for the six months ended June 30, 2011, as compared to capital expenditures of $1,214,825 for the six months ended June 31, 2010.  The decrease in capital expenditure for the six months ended June 30, 2011, is mainly due to significant acquisition of machineries and office equipments in order to increase production and labor efficiency in the same period of 2010.

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

Accounts Receivable

According to the Company’s policy, accounts receivable over 180 days are considered overdue.  The Company does periodical reviews as to whether the carrying values of accounts have become impaired.  The assets are considered to be impaired if the collectability of the balances become doubtful, accordingly, management estimates the valuation allowance for anticipated uncollectible receivable balances.  When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be recorded as a change in allowance for doubtful accounts.  As of June 30, 2011 and December 31, 2010, no allowance for doubtful accounts was considered necessary.

Inventories

Inventories are stated at the lower of cost or market, using the first in, first out method.  Inventory costs include material, labor and direct manufacturing overhead.  The Company estimates net realizable value based on intended use, current market value and inventory ageing analyses.  The Company writes down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions.  As of June 30, 2011 and December 31, 2010, no write down for inventories is considered necessary as the Company does not have obsolete inventories.

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

Impairment of Long-Lived Assets

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Property, Plant and Equipment”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable.  An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.  The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary.  There was no impairment of long-lived assets for the period ended June 30, 2011 and for the year ended December 31, 2010.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605”Revenue Recognition”.  Product sales are recognized when title to the product has transferred to customers in accordance with the terms of the sale.  The sales price to the customer is fixed or determinable, and collectability is reasonably assured.  The Company accepts customer returns due to defective products only. Historically, customer returns on defective products were not significant.

Off-Balance Sheet Arrangements

None.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 12, 2011, pursuant to a consultant agreement, the Company issued 861,210 shares of the Company’s common stock to a consultant group for services rendered.

The shares of common stock issued in connection with the consultant agreement were issued pursuant to exemptions from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

Other than disclosed above, there were no unregistered sales of the Company’s equity securities during the period ended June 30, 2011, that were not otherwise disclosed on a Current Report on Form 8-K.

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

LANSDOWNE SECURITY, INC.

Date: October 11, 2011	By:	/s/ Conghui Ding
Name: Conghui Ding
Title: Chief Executive Officer (Principal Executive Officer)

Date: October 11, 2011	By:	/s/ Lifen Zheng
Name: Lifen Zheng
Title: Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)