Form 10-Q
period 2011-09-30
LANSDOWNE SECURITY, INC.
filed 2011-11-21
CIK 1104254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

or

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

As of November 21, 2011, there were 972,533 shares outstanding of the registrant’s common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LANSDOWNE SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of
	September 30,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash	$1,815,603	$234,379
Accounts receivable	17,286,190	10,967,947
Inventory	3,456,651	2,323,064
Notes receivable	-	250,311
Other receivables	153,532	149,519
Advances to suppliers	682	854,005
Due from related party	-	217,695
Due from shareholder	-	2,984,826
Due from other	-	455,112
Total current assets	22,712,658	18,436,858

PROPERTY, PLANT AND EQUIPMENT, net	2,961,090	3,245,508

OTHER ASSETS
Intangible asset, net	5,293,045	5,248,954

TOTAL ASSETS	30,966,793	26,931,320

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short term bank loans	3,361,904	2,952,157
Accounts payable	5,936,575	9,465,946
Accrued expenses	2,241,305	2,735,837
Other current liability	316,116	308,334
Due to related party	13,291	-
Advances from customers	-	245,043
Taxes payable	2,777,984	2,757,236
Total current liabilities	14,647,175	18,464,553

SHAREHOLDERS' EQUITY
Series A convertible preferred stock, $0.001 par value; 10,000,000 shares authorized,
9,975 shares issued and outstanding as of September 30, 2011 and December 31, 2010	10	10
Common stock, $0.001 par value; 100,000,000 shares authorized,
972,533 shares and 0 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	973	-
Additional paid in capital	4,108,133	2,903,412
Retained earnings	9,485,859	3,103,426
Accumulated other comprehensive income	2,724,643	2,459,919
Total shareholders' equity	16,319,618	8,466,767

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$30,966,793	$26,931,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANSDOWNE SECURITY INC. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

Net sales	$19,888,456	$16,024,044	$53,190,405	$44,999,626

Cost of goods sold	(14,253,856)	$(11,506,758)	(38,163,845)	(32,078,763)

Gross profit	5,634,600	4,517,286	15,026,560	12,920,863

Selling, general and administrative expenses	(1,635,303)	$(1,613,167)	(5,950,670)	(4,406,740)

Income from operations	3,999,297	2,904,119	9,075,890	8,514,123

Other income (expenses):
Interest expenses, net	(65,558)	$(8,734)	(165,980)	(131,472)

Total Other income (expenses)	(65,558)	(8,734)	(165,980)	(131,472)

Income before income tax	3,933,739	2,895,385	8,909,910	8,382,651

Income tax expense	(1,040,877)	$(721,829)	(2,527,477)	(2,101,018)
		-
Net income	2,892,862	2,173,556	6,382,433	6,281,633

Other comprehensive income
Foreign currency translation gain	41,027	$454,395	264,724	450,512

Comprehensive Income	$2,933,889	$2,627,951	$6,647,157	$6,732,145

Basic income per share	$2.97	$-	$10.04	$-
Diluted income per share	$0.26	$0.23	$0.61	$0.68

Weighted average number of shares-basic	972,533	-	635,965	-
Weighted average number of shares-diluted	10,947,533	9,250,000	10,501,682	9,250,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

LANSDOWNE SECURITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,382,433	$6,281,633
Adjustments to reconcile net income to net cash
Provided by (Used in) operating activities:
Recovery of bad debts	(237,002)	-
Stock based compensation	1,205,694	-
Depreciation and amortization	514,777	513,789
Changes in operating assets and liabilities
Accounts receivable	(5,886,679)	(6,019,969)
Notes receivable	253,935	(132,099)
Other current assets	573	(58,535)
Inventory	(1,045,409)	4,070,880
Advance to suppliers	1,102,700	145,300
Accounts payable	(3,875,521)	1,710,336
Advances from customers	(248,591)	1,621,882
Taxes payable	(63,007)	(469,151)
Accrued expenses and other current liabilities	(571,179)	(3,096,061)

Net cash (used in) provided by operating activities	(2,467,276)	4,568,005

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from loan to related parties and others	3,710,588	-
Acquisition of property, plant & equipment	(21,221)	(18,087)

Net cash provided by (used in) investing activities	3,689,367	(18,087)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividend	-	(5,576,110)
Net proceeds from bank acceptance notes payable	-	186,697
Proceeds from short-term bank loans	313,956	2,856,280
Repayment of short-term bank loans		(2,122,395)
Advance from (to) related party loans	13,082	(25,759)

Net cash provided by (used in) financing activities	327,038	(4,681,287)

EFFECT OF EXCHANGE RATE CHANGE ON CASH	32,095	114,625

NET INCREASE (DECREASE) IN CASH	1,581,224	(16,744)

CASH, BEGINNING OF PERIOD	234,379	279,065

CASH, END OF PERIOD	$1,815,603	$262,321

Supplemental cash flow data:
Income taxes paid	$2,856,647	$2,324,165
Interest paid	$167,158	$131,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Lansdowne Security, Inc. (the “Company”) was incorporated in the state of Texas on October 30, 1997 and was a shell company with no operations since December 2009.

On February 11, 2011, the Company entered into a share exchange agreement with DK International Group, Inc.(“DK”) and its sole shareholder pursuant to which the Company acquired 100% of the issued and outstanding capital stock of DK in exchange for 9,250 shares of the Company’s Series A Preferred Stock. This constituted 91.71% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transaction. As a result of this transaction, DK became a wholly-owned subsidiary of the Company. DK’s subsidiary, Dake, (Fujian) Sports Goods Co., Ltd., a People’s Republic of China (“PRC”) limited company (“Dake”), became the Company’s indirect subsidiary, and its variable interest entity (“VIE”) Fujian Jinjiang Aierda Shoe Plastic Co., Ltd., a PRC limited company (“Aierda”), became the Company’s VIE.

The acquisition was accounted for as a reverse merger under the purchase method of accounting since there was a change of control. As a result, DK and its subsidiaries were treated as the continuing entity for accounting purposes.

DK was incorporated under the laws of the British Virgin Islands on November 12, 2010. On December 30, 2010, DK entered into an equity transfer agreement with Mr. Yuxi Ding, individually, pursuant to which DK acquired 100% of the outstanding equity interest of Dake. The transaction was approved by the Quanzhou Commission of Economy and Trade on January 10, 2011. Dake was established in Jinjiang, Fujian Province, PRC on August 17, 1999 and is engaged in the manufacturing of sport and leisure shoes.

Aierda was established on June 13, 1991 as a foreign-invested PRC enterprise and is mainly engaged in the manufacture and sale of footwear parts and materials. On November 16, 2005, Mr. Yuxi Ding, individually, entered into a share transfer agreement with Fujian Province Jinjiang City Chendai Jiangtou Labor Insurance Factory and Hong Kong Shengcheng (Pacific) Limited Company, the former shareholders of Aierda, pursuant to which, Mr. Ding acquired 100% of the equity interests in Aierda for a total consideration of RMB 9,000,000. On December 22, 2005, the Jinjiang City Commerce Bureau approved the equity transfer to Mr. Ding and approved the conversion of Aierda to a wholly foreign-owned enterprise.

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

Each of DK, Dake and Aierda (hereinafter collectively referred herein as “DK”), are either wholly owned or under common control of Mr. Yuxi Ding, pursuant to the foregoing contractual arrangements. From an accounting perspective, there are no changes to the assets and liabilities of Dake upon consolidation as a result of Mr. Yuxi Ding transferring 100% of equity interests in Dake to DK. The historical consolidated financial statements of Dake are considered the historical financial statements of DK. The statements of income and comprehensive income have been presented retrospectively at the beginning of the reporting period.

The Company’s condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Principles of Consolidation

The condensed consolidated financial statements of the company include the accounts of DK, Dake and Aierda. All inter-company balances and transactions are eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States (“US GAAP”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated December 31, 2010 financial statements and footnotes included in the Form 8-K/A and 10-K filed with the US Securities and Exchange Commission (“SEC”). Operating results for the three and nine months ended September 30, 2011 may not be necessarily indicative of the results that may be expected for the full fiscal year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

In preparing the financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the selection of the useful lives and residual values of property and equipment and intangible assets, provision for doubtful accounts, provision necessary for contingent liabilities, fair values, revenue recognition, stock-based compensation and other similar charges. Actual results could differ from those estimates.

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

Concentration Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade receivables. As of September 30, 2011, substantially all of the Company’s cash were held by major financial institutions located in the PRC. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for trade receivables and has not experienced any credit losses in collecting the trade receivables.

For the nine months ended September 30, 2011 and 2010, three customers and one customer accounted for more than 10% of the Company’s net sales, respectively. For the three months ended September 30, 2011 and 2010, six customers and four customers accounted for more than 10% of the Company’s net sales, respectively.

For the nine months ended September 30, 2011 and 2010, no single supplier accounted for more than 10% of the Company’s total purchases. For the three months ended September 30, 2011, two suppliers accounted for more than 10% of the Company’s total purchases. No single supplier accounted for more than 10% of the Company’s total purchases for the three months ended September 30, 2010.

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

Foreign Currency Translation

The Company principally operates in PRC and its functional currency is the Chinese currency Renminbi (“RMB”).The reporting currency of the Company is the U.S. dollar. The Company does not enter into any transactions denominated in foreign currencies. The financial statements of the Company are translated into U.S. dollars using the period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from translating the local currency financial statements into U.S. dollars are included in comprehensive income. The cumulative translation adjustment were included as an item of accumulated other comprehensive income in the shareholders’ equity section of the balance sheet.

	September 30,	December 31,	September 30,
	2011	2010	2010

Period end exchange rate (RMB:US$)	6.3952	6.5918	6.8075
Average exchange rate for the period	6.4977	6.7700	6.6880

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

Accounts Receivable

Accounts receivable consists of unpaid balances due from whole-sale customers. Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts. According to the Company’s policy, accounts receivable over 180 days are considered overdue. The Company does periodical reviews as to whether the carrying values of accounts have become impaired. When the collectability of the balances become doubtful, management estimates the valuation allowance for anticipated uncollectible receivable balances. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be recorded as a change in allowance for doubtful accounts. As of September 30, 2011, no allowance for doubtful accounts was considered necessary.

Inventory

Inventory is stated at the lower of cost or market, using the FIFO method. Inventory costs include material, labor and direct manufacturing overhead. The Company estimates net realizable value based on intended use, current market value and inventory aging analyses. The Company writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions.  As of September 30, 2011, no reserve for slow - moving or obsolete inventories is considered necessary.

Advances to Suppliers
Advances to suppliers consist of payments made to suppliers for future purchases.  They are reviewed periodically to determine whether their carrying value has become impaired. The Company considers the assets to be impaired if facts and circumstances indicate that the collectability of the materials become doubtful.  The Company has determined that the reserve for advances to suppliers was $31,588 as of September 30, 2011.

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

Impairment of Long-Lived Assets

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Property, Plant and Equipment”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the nine months ended September 30, 2011 and 2010.

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

Stock-Based Compensation

The Company adopted the provisions of ASC 718, “Compensation - Stock Compensation,” which establishes the accounting for non-employee stock-based awards.  Under the provisions of ASC 718, the fair value of the stock issued is used to measure the fair value of services received as the Company believes such approach is a more reliable method of measuring the fair value of the services.  Fair value is measured based on the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the equity instrument is calculated and then reconciled as compensation expense over the requisite performance period.

Advertising and Promotion Expenses

Advertising and promotion are expensed as incurred. Advertising and promotion expenses which were included in selling expenses amounted to $444,349 and $348,650 for the nine months ended September 30, 2011 and 2010, respectively, and amounted to $117,953 and $106,290 for the three months ended September 30, 2011 and 2010.

Income Taxes

The Company is subject to the Income Tax Laws of PRC and the U.S. The Company did not generate any taxable income outside of the PRC for the nine months ended September 30, 2011 and 2010. The Company accounts for income taxes in accordance with ASC 740 “Income Taxes”. ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. There was no deferred tax asset or liability as of September 30, 2011.

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

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per share are computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding for the period.  Common stock equivalents are excluded from the computation if such inclusion would have an antidilutive effect.

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

At September 30, 2011 and 2010, the Company had 11,340 and 0 stock options, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

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

As of September 30, 2011 and December 31, 2010, the Company’s financial instruments include cash, accounts and notes receivable, due to related party, due from shareholder and other, advances to suppliers, short- term bank loans, account payable, accrued expenses, advances from customers, taxes payable, and other current liabilities. Management has estimated that the fair value of these financial instruments approximate their carrying amounts due to the short-term nature.

NOTE 3 – INVENTORY

As of September 30, 2011 and December 31, 2010, inventory consisted of the following:

	September 30,	December 31,
	2011	2010

Raw materials	$1,723,079	$756,420
Work in progress	57,913	464,409
Finished goods	1,675,659	1,102,235
	$3,456,651	$2,323,064

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2011 and December 31, 2010, property, plant and equipment consisted of the following:

		September 30,	December 31,
	Useful life	2011	2011
Building and leasehold improvement	20 years	$6,543,986	$6,351,261
Machinery and equipment	10 years	2,243,063	2,164,178
Motor vehicles	10 years	433,561	420,629
Computer, office equipment and furniture	5 years	76,330	62,665
Total costs		9,296,940	8,998,733
Less: accumulated depreciation		(6,335,850)	(5,753,225)
Total property, plant and equipment, net		$2,961,090	$3,245,508

Depreciation expense for the nine months ended September 30, 2011 and 2010 were $399,352 and $403,706, respectively, of which $243,899 and $269,139 respectively, were charged to general and administrative expenses; and $155,453 and $138,355 respectively, were charged to cost of sales. Depreciation expenses for the three months ended September 30, 2011 and 2010 were $101,830 and $ 136,672, respectively, of which $55,747 and $90,244 respectively, were charged to general and administrative expenses; and $46,083 and $46,427 respectively, were charged to cost of sales.

NOTE 5 - INTANGIBLE ASSETS

The Company obtained the right from local authority for fifty years to use the land on which the office premises, warehouse and production plant of the Company are situated. The Company is in the process of obtaining certificate of land use rights from PRC government. As of September 30, 2011 and December 31, 2010, intangible assets consisted of the following:

	September 30,	December 31,
	2011	2010
Costs of land use rights	$7,818,382	$7,585,193
Less: accumulated amortization	(2,525,337)	(2,336,239)
Total intangible assets, net	$5,293,045	$5,248,954

Amortization expense was $115,425 and $110,083 for the nine months ended September 30, 2011 and 2010, respectively, and included in selling, general and administrative expenses.

Amortization expense was $35,113 and $32,026 for the three months ended September 30, 2011 and 2010, respectively, and included in selling, general and administrative expenses.

The projected amortization expense attributed to future periods is as follows:
Twelve months ending September 30,	Amount
2012	$152,902
2013	152,902
2014	152,902
2015	152,902
2016	152,902
Thereafter	4,528,535
Total	$5,293,045

NOTE 6 - SHORT TERM BANK LOANS

The short-term loans are due to two financial institutions. At September 30, 2011 and December 31, 2010, the Company’s short-term bank loans consisted of the following:

	2011	2010
Loans from Quanzhou Commercial Banks bearing interest rates at 7.695% secured by third parties.	$1,250,941	$1,510,970
Loans from China Construction Bank bearing interest rates at 5.841% secured by third parties and sole stockholder and his spouse	1,172,757	1,441,187
Loans from Industrial Commercial Bank bearing interest rates at 6.06% secured by a third party	938,206	-
Total short term bank loans	$3,361,904	$2,952,157

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

In connection with the reverse acquisition on February 11, 2011, a closing condition to the consummation of the transaction was the repurchase and cancellation by the Company of 234,616 shares of common stock held by the Company’s sole officer and director, for $20,000 in cash and 215 shares of the Series A Preferred Stock, as contemplated by a repurchase agreement, dated February 11, 2011, by and between the Company and the Company’s sole officer.

The Company entered into a one year consulting agreement on February 22, 2011 with NUWA GROUP LLC for PR and other marketing services to be provided.  The term of service is from February 22, 2011 through February 21, 2012.  In exchange for services to be rendered, on April 12, 2011, the Company issued 861,210 shares of common stock which is equivalent to 1.9% of total common stock outstanding immediately prior to the merger.

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

The following pro forma basic and diluted EPS is calculated assuming each of the 9,250 shares of Series A preferred stock issued in connection with the reverse acquisition was converted into 1,000 shares of common stock for all periods presented retroactively:

	For the three months ended September 30,
	2011	2010

Net Income	$2,892,862	$2,173,556

Pro forma basic earnings per share	$0.27	$0.20
Pro forma diluted earnings per share	$0.27	$0.20

Pro forma weighted average number of shares - basic	10,836,210	10,836,210
Pro forma weighted average number of shares- diluted	10,836,210	10,836,210

	For the nine months ended September 30,
	2011	2010

Net Income	$6,382,433	$6,281,633

Pro forma basic earnings per share	$0.61	$0.60
Pro forma diluted earnings per share	$0.61	$0.60

Pro forma weighted average number of shares – basic	10,407,139	10,407,139
Pro forma weighted average number of shares- diluted	10,407,139	10,407,139

The shares of Series A Convertible Preferred Stock shall vote on all matters submitted to the Company’s common stockholders.  Each share of Series A Convertible Preferred Stock is entitled to 1,000 votes on all such aforementioned matters.  The Series A Convertible Preferred Stock shall not accrue any dividends and are not entitled to receive dividends paid on the common stock   Further, the Series A Convertible Preferred Stock does not have any redemption rights, preemptive rights or liquidation preference.

NOTE 8 – STOCK OPTIONS

Effective January 1, 2006, the Company discontinued the granting of stock options under its stock option plan.  As a result of the reverse stock split in August 2010, the number of options issued, outstanding and exercisable and the related exercise price has been pro ratably adjusted to reflect the reverse stock split as of the beginning of the period.  11,340 options remained fully vested and exercisable as of September 30, 2011.  The following is a summary of stock option activity:
	Options	Weighted Average Exercise Price
Outstanding at December 31, 2010	18,180	$3.30
Cancelled/expired	6,840	$3.46
Outstanding at September 30, 2011	11,340	$4.75

The following table summarizes information about stock options outstanding and exercisable at September 30, 2011:

	Options Outstanding			Options Exercisable
Weighted Average Remaining Contractual Life	Number Outstanding	Range of Exercise Prices	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
0.87 years	11,340	$1.75-5.25	$4.75	11,340	$4.75

On February 22, 2011, the Company entered into a one-year consulting service agreement with NUWA Group for investor relations and other marketing services.  In exchange for these services, the Company agreed to issue 861,210 shares of the Company’s common stock.  The fair value of these shares is based on the closing price of the Company’s common stock on February 22, 2011, which was $1.40.  The fair value of services of approximately $1.2 million was recognized and included in selling, general and administrative expenses as of March 31, 2011.  The 861,210 shares were subsequently issued on April 12, 2011.  The Company has recorded common stock and additional paid in capital accordingly as of September 30, 2011.

NOTE 9 – EARNINGS PER SHARE

Basic earnings per share excludes dilution is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income position at the calculation date.

As of September 30, 2011, the Company had 9,975 shares of preferred stock, that have been included in diluted weighted average shares calculation.

The following table sets forth earnings per share calculation for the three and nine months ended September 30, 2011 and 2010, respectively:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic earnings per share
Net income	$2,892,862	$2,173,556	$6,382,433	$6,281,633

Weighted average number of common shares outstanding - Basic	972,533	-	635,965	-

Earnings per share-Basic	$2.97	$-	$10.04	$-

Diluted earnings per share
Net income	$2,892,862	$2,173,556	$6,382,433	$6,281,633

Weighted average number of common shares outstanding -Basic	972,533	-	635,965	-
Effect of diluted securities-Series A convertible shares	9,975,000	9,250,000	9,865,717	9,250,000
Weighted average number of common shares outstanding - Diluted	10,947,533	9,250,000	10,501,682	9,250,000

Earnings per share-Diluted	$0.26	$0.23	$0.61	$0.68

NOTE 10 - INCOME TAX

Lansdowne Security, Inc. a Delaware corporation, has incurred a net operating loss for income tax purposes for the quarter ended June 30, 2011. The Company had loss carry forwards of approximately $1,205,694 for U.S. income tax purposes available for offset against future taxable U.S. income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded for US operation. The valuation allowance as of September 30, 2011 was $409,936.

The Company is governed by the Income Tax Law of the PRC and the U.S.

DK is governed by the income tax law of the PRC concerning the private-run enterprises, which is currently subject to tax at a statutory rate of 25% on net income reported in the statutory financial statements after appropriate tax adjustments. The Company files income tax returns with both the National Tax Bureau and the Local Tax Bureaus in PRC.

Tax payable as of September 30, 2011 and December 31, 2010 consist of the following:

	2011	2010
VAT tax payable	$412,640	$388,320
Corporate income tax payable	2,292,644	2,320,701
Other	72,700	48,215
Total taxes payable	$2,777,984	$2,757,236

As of September 30, 2011, the Company’s tax years for all its PRC entities since their formation are open for statutory examination by PRC tax authorities.

NOTE 11 – RELATED PARTY TRANSACTIONS

As of September 30, 2011, due to related party consists of a loan from a family member of the Chief Executive Officer (“CEO”) of the Company.  The loan was unsecured, non-interest bearing and due upon demand. The loan was borrowed for working capital purposes.

As of September 30, 2010, due to/from related party consist of loan from a family member of the Chief Executive Officer of the Company. In addition, the CEO, who is also the stockholder of the Company, along with his spouse provide personal guarantee on the short-term bank loans.

NOTE 12 – SEGMENT INFORMATION

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

Sales, cost of sales, gross profit, total capital expenditure and total depreciation and amortization by segment were as follows:

	For the nine months ended September 30, 2011
	Shoe parts		Aierda
	and	OEM	brand
	accessories	products	shoes	Consolidated

Sales	$9,385,669	$4,260,303	$39,544,433	$53,190,405

Cost of sales	(6,958,595)	(3,153,911)	(28,051,340)	(38,163,845)

Gross profit	$2,427,075	$1,106,392	$11,493,093	$15,026,560

Depreciation and amortization	186,192	-	328,585	514,777

Total capital expenditures	-	-	-	-

Total assets	4,853,610	-	26,113,183	30,966,793

	For the nine months ended September 30, 2010
	Shoe parts		Aierda
	and	OEM	brand
	accessories	products	shoes	Consolidated

Sales	$19,659,220	$2,913,350	$22,427,056	$44,999,626

Cost of sales	(15,331,589)	(2,157,556)	(14,589,618)	(32,078,763)

Gross profit	$4,327,631	$755,793	$7,837,439	$12,920,863

Depreciation and amortization	209,609	-	304,180	513,789

Total capital expenditures	15,159	-	2,928	18,087

Total assets	7,127,009	-	24,262,214	31,389,223

	For the three months ended September 30, 2011
	Shoe parts		Aierda
	and	OEM	brand
	accessories	products	shoes	Consolidated

Sales	$3,322,302	$1,380,101	$15,186,053	$19,888,456

Cost of sales	(2,457,616)	(1,021,275)	(10,774,966)	(14,253,856)

Gross profit	$864,687	$358,826	$4,411,087	$5,634,600

Depreciation and amortization	49,532	-	87,411	136,943

Total capital expenditures	-	-	-	-

Total assets	4,853,610	-	26,113,183	30,966,793

	For the three months ended September 30, 2010
	Shoe parts		Aierda
	and	OEM	brand
	accessories	products	shoes	Consolidated

Sales	$9,312,262	$975,117	$5,736,665	$16,024,044

Cost of sales	(7,936,269)	(721,586)	(2,848,903)	(11,506,758)

Gross profit	$1,375,993	$253,530	$2,887,763	$4,517,286

Depreciation and amortization	68,823	-	99,875	168,698

Total capital expenditures	-	-	-	-

Total assets	7,127,009	-	24,262,214	31,389,223

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Nine Months ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following table sets forth key components of our results of operations for the nine months ended September 30, 2011 and 2010:

	For the nine months ended September 30,
	2011	2010	Difference	% change
Revenues	$53,190,405	$44,999,626	$8,190,779	18%
Cost of revenue	(38,163,845)	(32,078,763)	(6,085,082)	19%
Gross profit	15,026,560	12,920,863	2,105,697	16%
Selling, general and administrative expenses	(5,950,670)	(4,406,740)	(1,543,930)	35%
Income from operations	9,075,890	8,514,123	561,767	7%
Other income (expenses)
Interest expense, net	(165,980)	(131,472)	(34,508)	26%
Total Other income (expenses)	(165,980)	(131,472)	(34,508)	26%

Income before income taxes	8,909,910	8,382,651	527,259	6%
Provision for income taxes	(2,527,477)	(2,101,018)	(426,459)	20%
Net income	$6,382,433	$6,281,633	$100,800	2%

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

The following table summarizes our sales, cost of sales and gross margin by segments for the nine months ended September 30, 2011 and 2010, respectively:

	For the nine months ended September 30,
	2011	2010	Difference	% change

Shoe parts & accessories	$9,385,669	$19,659,220	$(10,273,551)	-52%
OEM products	4,260,303	2,913,350	1,346,954	46%
Aierda brand shoes	39,544,433	22,427,056	17,117,377	76%
Consolidated net sales	$53,190,405	$44,999,626	$8,190,779	18%

Shoe parts & accessories	$6,958,595	$15,331,589	$(8,372,994)	-55%
OEM products	3,153,911	2,157,556	996,355	46%
Aierda brand shoes	28,051,340	14,589,618	13,461,722	92%
Consolidated cost of sales	$38,163,845	$32,078,763	$6,085,082	19%

Shoe parts & accessories	$2,427,075	$4,327,631	$(1,900,556)	-44%
OEM products	1,106,392	755,793	350,599	46%
Aierda brand shoes	11,493,093	7,837,439	3,655,655	47%
Consolidated gross profit	$15,026,560	$12,920,863	$2,105,697	16%

Net Sales

Our net sales consist of revenue derived from the sale of Aierda owned branded shoes, shoes parts and accessories and OEM products.  The net sales of shoe parts and accessories decreased by $10.3 million or 52% to 9.4 million for the nine months ended September 30, 2011, from $21.0 million for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, we continued to take advantage of the strong domestic demand and focus on the production of Aierda brand shoes which has a higher profit margin than the sales of shoe parts and accessories.

The net sales of OEM products increased by 46% to $4.3 million for the nine months ended September 30, 2011, from $2.9 million for the nine months ended September 30, 2010.  The increase in net sales of OEM products was mainly due to general improvement of overall business environment for the nine months ended September 30, 2011, as compared with the same period in 2010, during which the domestic market gradually recovered from the financial crisis.

The net sales of Aierda brand shoes reached approximately $39.5 million for the nine months ended September 30, 2011, an $17.1 million or 76% increase from $21.0 million for the same period ended September 30, 2010.  The increase in sale of Aierda branded shoes is attributable to the existing customers placing more orders for the nine months ended September 30, 2011, as compared with the same period in 2010.

Cost of Sales

Our cost of sales is primarily comprised of the costs of raw materials, labor, and direct overhead.  Our consolidated cost of sales increased approximately $6.1 million, or 19%, to $38.2 million for the nine months ended September 30, 2011, from $32.1 million for the same period of 2010.

The cost of sales of shoe part and accessories decreased by 55% to $7.0 million for the nine months ended September 30, 2011, from $15.3 million for the same period in 2010.  The decrease in cost of sales of shoe parts & accessories was mainly due to decrease in sales volume of the segment.

The cost of sales of OEM products increased by 46% to $3.2 million for the nine months ended September 30, 2011, from $2.2 million for the same period in 2010.  The increase in cost of sales of OEM products was due to increase in labor cost and raw material cost.

The cost of sales of Aierda brand shoes increased by 92% to $28.1 million for the nine months ended September 30, 2011, from $14.6 million for the same period in 2010.  The increase in cost of sales of Aierda brand shoes was in line with the increase of sales and was mainly attributable to the increase in raw material cost and labor cost.

Gross Profit

Our gross profit increased approximately $2.1 million to $15.0 million for the nine months ended September 30, 2011, from $12.9 million for the same period in 2010.  Gross profit as a percentage of net revenues was 28% and 29% for the nine months period ended September 30, 2011, and for the same period of 2010, respectively.  The average gross margin of shoe part and accessories was 25.9% in the nine months ended September 30, 2011, as compared to 22.0% for the same period of 2010.  The average gross margin of Aierda branded shoes was 29.1% for the nine months ended September 30, 2011, as compared to 34.9% for the same period of 2010.

Operating Expenses

We do not allocate selling, general and administrative expenses incurred at the corporate level to individual reporting segments as we believe our corporate department provides necessary marketing and administrative supporting function that benefits our entire operations taken as a whole.

Selling and General and Administrative Expenses

Our selling and general and administrative expenses increased by approximately $1.5 million or 35% to $6.0 million for the nine months ended September 30, 2011, from $4.4 million for the same period of 2010.  The increase is mainly due to stock based compensation expense of $1.2 million recognized in current period.  The other $0.3 million increase is due to increase in staff costs and staff welfare, commission expense and transportation expense.

Income before Income Taxes

Income before income taxes increased approximately $0.5 million, or 6%, to approximately $8.9 million for the nine months ended September 30, 2011, from $8.4 million in the same period of 2010.  The increase in income before income taxes is mainly due to $1.2 million of stock based compensation expense recognized during the current period offset by increase in gross profit of approximately $2.1 million.

Income Taxes

Our income tax increased slightly to $2.5 million for the nine months ended September 30, 2011.  The applicable tax rate for the Company is 25%.  Excluding the effect of stock based compensation expense of $1.2 million, the income taxes, as percentage of net income, is more or less the same as the same period in 2010.

Net Income

Net income increased approximately 0.1 million, or 2%, to $6.4 million for the nine months ended September 30, 2011, from $6.3 million in the same period of 2010.  Excluding $1.2 million of stock based compensation expense recognized during the current period, there is an actual increase of net income of approximately $1.3 million.  The increase is primarily attributable to increase in sales of Aierda branded shoes.  The increase in sale of Aierda branded shoes is primarily attributable to strong domestic demand together with the change of marketing strategy towards increasing sales of Aierda branded shoes.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table sets forth key components of our results of operations for the three months ended September 30, 2011 and 2010:

	For the three months ended September 30,
	2011	2010	Difference	% change
Revenues	$19,888,456	$16,024,044	$3,864,412	24%
Cost of revenue	(14,253,856)	(11,506,758)	(2,747,098)	24%
Gross profit	5,634,600	4,517,286	1,117,314	25%
Selling, general and administrative expenses	(1,635,303)	(1,613,167)	(22,136)	1%
Income from operations	3,999,297	2,904,119	1,095,178	38%
Other income (expenses)
Interest expense, net	(65,558)	(8,734)	(56,824)	651%
Total Other income (expenses)	(65,558)	(8,734)	(56,824)	651%

Income before income taxes	3,933,739	2,895,385	1,038,354	36%
Provision for income taxes	(1,040,877)	(721,829)	(319,048)	44%
Net income	$2,892,862	$2,173,556	$719,306	33%

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

The following table summarizes our sales, cost of sales and gross margin by segments for the three months ended September 30, 2011 and 2010, respectively:

	For the three months ended September 30,
	2011	2010	Difference	% change

Shoe parts & accessories	$3,322,302	$9,312,262	$(5,989,960)	-64%
OEM products	1,380,101	975,117	404,985	42%
Aierda brand shoes	15,186,053	5,736,665	9,449,387	165%
Consolidated net sales	$19,888,456	$16,024,044	$3,864,412	24%

Shoe parts & accessories	$2,457,616	$7,936,269	$(5,478,653)	-69%
OEM products	1,021,275	721,586	299,689	42%
Aierda brand shoes	10,774,966	2,848,903	7,926,063	278%
Consolidated cost of sales	$14,253,856	$11,506,758	$2,747,098	24%

Shoe parts & accessories	$864,687	$1,375,993	$(511,307)	-37%
OEM products	358,826	253,530	105,296	42%
Aierda brand shoes	4,411,087	2,887,763	1,523,325	53%
Consolidated gross profit	$5,634,600	$4,517,286	$1,117,314	25%

Net Sales

Our net sales consist of revenue derived from the sale of Aierda owned branded shoes, shoes parts and accessories and OEM products.  The net sales of shoe parts and accessories decreased by approximately $6.0 million or 64% to $3.3 million for the three months ended September 30, 2011, from $9.3 million for the three months ended September 30, 2010.  For the three months ended September 30, 2011, the Company continued its strategy to reduce the production of shoe parts and accessories and focus on the production of Aierda brand shoes.

The net sales of OEM products increase by 42% to $1.4 million for the three months ended September 30, 2011 from $1.0 million for the three months ended September 30, 2010.  The increase in net sales of OEM products was mainly due to general improvement of overall business environment for the three months ended September 30, 2011, as compared with the same period in 2010.
The net sales of Aierda brand shoes reached approximately $15.2 million for the three months ended September 30, 2011, a $9.4 million or 165% increase from $5.7 million for the same period ended September 30, 2010.  The increase in sale of Aierda branded shoes is attributable to existing customers placing more orders for the three months ended September 30, 2011, as compared with the same period in 2010.  We continued to take advantage of the strong domestic demand as a result of advertising and promotion effect, and focus on the production of Aierda brand shoes which has a higher profit margin than the sales of shoe parts and accessories.

Cost of Sales

Our cost of sales is primarily comprised of the costs of our raw materials, labor, overhead and sales tax.  Our consolidated cost of sales increased approximately $2.7 million, or 24%, to $14.3 million for the three months ended September 30, 2011, from $11.5 million for the same period of 2010.

The cost of sales of shoe part and accessories decreased by 69% to $2.5 million for the three months ended September 30, 2011, from $7.9 million for the same period in 2010.  The decrease in cost of sales of shoe parts & accessories was mainly due to decrease in sales volume of the segment, which resulted in decrease in raw material and labor cost.

The cost of sales of OEM products increased by 42% to $1.0 million for the three months ended September 30, 2011, from $0.7 million for the same period in 2010.  The increase in cost of sales of OEM products was due to increase in labor cost and raw material costs.

The cost of sales of Aierda brand shoes increased by 278% to $10.8 million for the three months ended September 30, 2011, from $2.8 million for the same period in 2010.  The increase in cost of sales of Aierda brand shoes was due to increase labor costs and raw material cost.

Gross Profit

Our gross profit increased approximately $1.1 million to $5.6 million for the three months ended September 30, 2011, from $4.5 million for the same period in 2010. Gross profit as a percentage of net revenues was 28.3% and 28.2% for the three months period ended September 30, 2011, and for the same period of 2010, respectively.  The average gross margin of shoe part and accessories was 26.0% in the three months ended September 30, 2011, as compared to 14.8% for the same period of 2010.  The average gross margin of Aierda branded shoes was 29.0% for the three months ended September 30, 2011, as compared to 50.3% for the same period of 2010.

Operating Expenses

We do not allocate selling, general and administrative expenses incurred at the corporate level to individual reporting segments as we believe our corporate department provides necessary marketing and administrative supporting function that benefits our entire operations taken as a whole.

Selling and General and Administrative Expenses

Our selling and general and administrative expenses increased by approximately $22 thousand or 1% to $1.64 million for the three months ended September 30, 2011, from $1.61 million for the same period of 2010.

We generally experience an overall increase in selling, general and administrative expenses due to inflationary pressure in domestic economy for the first nine months of 2011.  We have already taken measures to streamline our manpower and improve the labor efficiency.

Income before Income Taxes

Income before income taxes increased by approximately $1.0 million, or 36%, to $3.9 million for the three months ended September 30, 2011, from $2.9 million in the same period of 2010.  The increase of income before income taxes is mainly due to $1.1 million increase of gross profit during the current period.

Income Taxes

Our income tax increased slightly to $1.0 million for the three months ended September 30, 2011. The income taxes, as percentage of net income, is more or less the same for the three months ended September 30, 2011 as the same period in 2010.

Net Income

Net income increased approximately $0.7 million, or 33%, to $2.9 million for the three months ended September 30, 2011, from $2.2million in the same period of 2010.  The increase is primarily attributable to increase in sales of Aierda branded shoes.  The increase in sales of Aierda branded shoes is primarily attributable to strong domestic demand together with the change of marketing strategy towards increasing sales of Aierda branded shoes.

Liquidity and Capital Resources

Our working capital at September 30, 2011, was approximately $8.1 million.

The short-term loans were primarily used to fund the Company’s daily operation.  The short-term loans are from three financial institutions which are normally due within 12 months.  The short-term loans as of September 30, 2011 and of December 31, 2010 are $3,361,904 and $2,952,157 respectively.  The short-term loans were partially, personally guaranteed by our sole shareholder and his spouse, and other independent third parties.

As of September 30, 2011 and December 31, 2010, we had cash of $1,815,603 and $234,379 respectively.  The following table provides detailed information about our net cash flow for all financial statement periods in this report.

	For the nine months ended September 30,
	2011	2010

Net cash (used in) provided by operating activities	$(2,467,276)	$4,568,005
Net cash provided by (used in) investing activities	3,689,367	(18,087)
Net cash provided by (used in) financing activities	327,038	(4,681,287)
Effect on exchange rate change on cash	32,095	114,625
Cash at beginning of period	234,379	279,065
Cash at end of period	$1,815,603	$262,321

Cash flows from operating activities

Net cash used in operating activities was $2,467,276 for the nine months ended September 30, 2011, as compared with net cash provided by operating activities of $4,568,005 for the same period in 2010.  Such decrease was primarily attributable to the following factors: (1) a $1 million increase in inventory in anticipation of higher customer orders in the fourth quarter of 2011. (2) a $3.9 million decrease in accounts payable for the nine months ended September 30, 2011, which was due to the addition of short-term loans and return of approximately $3.0 million dividends from a shareholder.

Cash flows from investing activities

Net cash provided by investing activities for the nine months ended September 30, 2011, was $3,689,367 as compared with net cash used in investing activities of $18,087 for the same period in 2010.  Such increase was primarily attributable to proceeds from loans to shareholders and other for the nine months ended September 30, 2011.

Cash flows from financing activities

Net cash provided by financing activities for the nine months ended September 30, 2011, was $327,038 as compared with net cash used in financing activities of $4,681,287.  The increase was primarily attributable to payment of dividend for the nine months ended September 30, 2010 while there was no such payment for the same period in 2011.

Capital expenditures

The capital expenditure relating to acquisition of machineries and office equipment was $21,221 for the nine months ended September 30, 2011, as compared to capital expenditure of $18,087 for the nine months ended September 30, 2010.  Acquisition of machinery and office equipment in 2011 and 2010 was to increase production and labor efficiency.

We believe that our cash on hand, cash flow from operations, together with the net proceeds from the short-term loans will meet our expected capital expenditure and working capital for the next 12 months.  In addition, we may, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue.  If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities.  The sale of additional equity securities could result in dilution to our stockholders.  The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations.  Financing may not be available in amounts or on terms acceptable to us, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

We do not have any long-term contractual obligations with respective to lease payment, purchase commitments and capital expenditure commitment.

Critical Accounting Policies

Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the selection of the useful lives and residual values of property and equipment and intangible assets, provision for doubtful accounts, provision necessary for contingent liabilities, fair values, revenue recognition, stock-based compensation, and other similar charges.  Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  The consolidated financial statements include the accounts of DK international Group Ltd (“DK”), Dake, a wholly owned subsidiary of DK, and Aierda, a variable interest entity. All significant inter-company balances and   transactions are eliminated in consolidation.

We determined that Dake is the primary beneficiary of Aierda based on the contractual relationship in which Dake has economic control over Aierda, Dake’s obligations to absorb expected returns and losses.

Accounts Receivable

According to the  Company’s  policy,  accounts  receivable over 180 days  are considered  overdue.  The Company does periodical reviews as to whether the carrying values of accounts have become impaired.  The assets are considered to be impaired if the collectability of the balances become doubtful, accordingly, the management estimates the valuation allowance for anticipated uncollectible receivable balances.  When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be recorded as a change in allowance for doubtful accounts.  As of September 30, 2011 and December 31, 2010, no allowance for doubtful accounts was considered necessary.

Inventories

Inventories are stated at the lower of cost or market, using the first in, first out method.  Inventory costs include material, labor and direct manufacturing overhead.  The Company estimates net realizable value based on intended use, current market value and inventory ageing analyses.  The Company writes down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions.  As of September 30, 2011 and December 31, 2010, no write down for inventories is considered necessary as the Company does not have obsolete inventories.

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

Impairment of Long-Lived Assets

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Property, Plant and Equipment”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.  The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary.  There was no impairment of long-lived assets for the period ended September 30, 2011, and for the year ended December 31, 2010.

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

Stock-Based Compensation

The Company adopted the provisions of ASC 718, “Compensation - Stock Compensation,” which establishes the accounting for non-employee stock-based awards.  Under the provisions of ASC 718, the fair value of the stock issued is used to measure the fair value of services received as the Company believes such approach is a more reliable method of measuring the fair value of the services.  Fair value is measured based on the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the equity instrument is calculated and then reconciled as compensation expense over the requisite performance period.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“PEO”) and principal financial officer (“PFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on this evaluation, the PEO and PFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the period ended September 30, 2011, that were not otherwise disclosed on a Current Report on Form 8-K.

Item 3. Defaults upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the Company.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

(d) Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANSDOWNE SECURITY, INC.

Date: November 21, 2011	By:	/s/ Conghui Ding
Name: Conghui Ding
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 21, 2011	By:	/s/ Lifen Zheng
Name: Lifen Zheng
Title: Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)